Form 10-Q
period 1995-06-30
ARLINGTON REALTY INVESTORS
filed 1995-08-16
CIK 85942

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1995

Commission file Number     0-6103

                   ARLINGTON REALTY INVESTORS
(Exact name of registrant as specified in its charter.)

           Texas                     75-1372785
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

10670 N. Central Expressway, Ste. 640, Dallas, TX 75231
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:
(214) 369-5064

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     As of August 14, 1995, there were outstanding 542,413 shares of beneficial interest of the registrant.


                PART I. - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The accompanying Financial Statements have not been examined by independent accountants, but in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows at the dates and for the periods indicated have been included.


                  ARLINGTON REALTY INVESTORS

        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

              FOR THE THREE MONTHS AND SIX MONTHS

                 ENDED JUNE 30, 1995 AND 1994


                            Three months ended   Six months ended
                                  June 30            June 30
                            __________________  _________________
                              1995      1994     1995     1994
                             ______   ______   ______   ______
Rental revenue               $  ---  $17,500   $  ---  $35,000
Insurance refund                ---    7,049      ---    7,049
Gain on sale of land          3,765      ---    3,765      ---
                             ______   ______   ______   ______
Total Revenue                 3,765   24,549    3,765   42,049
                             ______   ______   ______   ______

Professional fees             1,006      ---   12,908      ---
Property taxes                2,147      ---    2,147      ---
Other expense                   750   11,208    1,500   13,592
                             ______   ______   ______   ______
Total Expense                 3,903   11,208   16,555   13,592
                             ______   ______   ______   ______

Net earnings (loss)        $   (138) $13,341 $(12,790) $28,457
                             ======   ======   ======   ======

Earnings (loss) per share
of beneficial interest       $  .00   $  .03   $ (.02)  $  .06
                             ======   ======   ======   ======

Shares of beneficial
interest used in computing
per share amounts           542,413  498,985  542,413  498,985
                            =======  =======  =======  =======


The accompanying notes are an integral part of these Financial Statements.

                          ARLINGTON REALTY INVESTORS

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 June 1995         December 1994
                               ______________      ______________

ASSETS
  Real estate                   $    168,588       $    168,588
  Less allowance for estimated
    losses                          (168,588)          (168,588)
                                  ___________        ___________
                                         ---                ---
                                  ___________        ___________

  Cash and cash equivalents           12,910             33,087
                                  ___________        ___________
TOTAL ASSETS                    $     12,910       $     33,087
                                  ===========        ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT
Accrued liabilities             $     26,458       $     33,845
                                  ___________        ___________

Shareholders' Deficit
  Shares of beneficial interest,
   $1.00 par value, authorized
   10,000,000 shares with 542,413
   issued and outstanding            196,235            196,235
  Accumulated deficit               (209,783)          (196,993)
                                  ___________        ___________
                                $    (13,548)      $       (758)
                                  ___________        ___________

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT           $     12,910       $     33,087
                                  ===========        ===========

The accompanying notes are an integral part of these Financial Statements.


                    ARLINGTON REALTY INVESTORS

               CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                            (Unaudited)

                                          1995               1994
                                         _______           _______
Cash flow from operating activities:
 Net earnings (loss)                  $ (12,790)         $  28,457

Adjustments to reconcile net
 earnings to net cash provided by
 (used in) operating activities
       Net change in other assets
       and accrued liabilities           (7,387)           (55,364)
                                         _______            _______
Net cash used in operations           $ (20,177)         $ (26,907)
                                         _______            _______

  Decrease in cash                      (20,177)           (26,907)

Cash and cash equivalents

   At beginning of period             $  33,087          $  46,357
                                         _______            _______
   At end of period                      12,910             19,450
                                         =======            =======

The accompanying notes are an integral part of these financial statements.

                   ARLINGTON REALTY INVESTORS

                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

                          June 30, 1995


Note 1.

     Arlington Realty Investors, a Texas real estate investment trust ("Arlington" or the "Company") had, since 1985 through June 30, 1994, been operating under a Plan of Complete Liquidation and Termination (the "Liquidation Plan") originally approved by the holders of Arlington's
Shares of Beneficial Interest (the "Shares") in 1985.
     In January 1986, the Trustees voted to extend the Plan until such time as Arlington's then largest remaining assets, Cambridge Station Apartments and Willowbrook Security Storage, could be sold on satisfactory terms. Both properties were sold during 1992. It is expected that the tax consequences of the extended liquidation period did not affect Arlington's status as a "REIT" to the extent that it distributed the profits from the sale of its assets within the statutory time period (generally within 12 months of the tax year end). Arlington distributed the profits during 1993.
     In accordance with its Reorganization Plan and in an effort to liquidate its interest in Arlington, Southmark entered into discussions with parties interested in acquiring Southmark's 64.1% ownership of Arlington. In 1993, Southmark's interest was acquired by Davister Corp. Davister sold its interest to four investor groups in 1994.
     On June 30, 1994 the shareholders voted to revoke and repeal the liquidation plan.

Note 2.

     Southmark Corporation ("Southmark"), headquartered in Dallas, Texas owned approximately 64.1% of Arlington's outstanding shares. On July 14, 1989 Southmark filed a voluntary petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code, as amended in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, and subsequently was transferred to the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). Southmark's Fourth Amended and Restated Plan of Reorganization (the "Reorganization Plan") became effective on August 10, 1990. Under the Reorganization Plan, Southmark was to resolve all pre-petition creditor claims and liquidate its remaining assets, including its ownership of Arlington.

     On July 12, 1991 Southmark filed a Complaint for Avoidance and Recovery of Preferential and Post-petition Transfers and Turnover (the "Southmark Preference Action") with the Bankruptcy Court seeking to have certain transfers from Southmark to Arlington declared voidable by Southmark. The Southmark Preference Action identified the following: (1) a pledge by Southmark of a promissory note and lien in connection with the Southmark Note on May 11, 1989; (2) three payments by Southmark to Arlington of $50,000 each on February 8, 1989, February 10, 1989 and May 9, 1989; and (3) a set-off by Arlington against a distribution to Southmark pursuant to the Liquidation Plan.

     On June 26, 1992, Southmark and Arlington agreed to settle the dividend payable to Southmark and the note receivable from Southmark. Under the terms of the settlement, Arlington paid to Southmark $92,500 of the dividend payable and Arlington was given an allowed claim in Southmark's bankruptcy for $219,000.

As a result of the Southmark Preference Action, Arlington agreed to pay Southmark the sum of $28,000. Arlington satisfied this liability by assigning its allowed claim to Southmark.

     Arlington does not believe that the bankruptcy filing of Southmark has had any significant impact on its operations.

Note 3.

     Rental operations for the six months ended June 30, 1994 are attributable to a ground lease to a related party on its Parker Road property in Houston, Texas.

Note 4.

     Until November 10, 1993, Davister provided headquarters and legal, administrative and accounting services to Arlington under the supervision of Arlington's officers (who, at that time, also were officers of Davister) and received no compensation therefor.

Note 5.

     Arlington's last remaining real estate asset is Parker Road land, an unimproved parcel of land in Houston, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value which was determined to be zero at December 31, 1992.

Note 6.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Watermark Texas One, which was formed in March 1995. All significant intercompany accounts and transactions have been eliminated.
     In March 1995, Arlington transferred its Parker Road property to Watermark Texas One.

                   ARLINGTON REALTY INVESTORS

                           ITEM II. -

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                         June 30, 1995

Liquidity and Capital Resources

     At June 30, 1995, existing current liabilities exceed available cash by approximately $13,500.

Results of Operations

     In June 1995, Arlington sold a parcel of land to the City of Houston, Texas for approximately $4,000.

     Rental income for the six months ended June 30, 1994 is attributable to a one-year ground lease on Arlington's Parker Road property in Houston, Texas. No expenses were incurred in connection with the lease. The property was not leased during the six months ended June 30, 1995.

     During the six months ended June 30, 1994, Arlington received a refund of $7,049 of insurance premiums paid in prior years.

Balance Sheet Chanages

     Cash and accrued liabilities decreased as a result of payment of December 31, 1994 liabilities, including legal and professional fees.

                   PART II - OTHER INFORMATION


ITEM # 1 LEGAL PROCEEDINGS

     None.

ITEM # 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

ITEM #6 EXHIBITS AND REPORTS OF FORM 8-K

        a. Exhibits

           None.

        B. Reports on Form 8-K

           None.

                   ARLINGTON REALTY INVESTORS

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ARLINGTON REALTY INVESTORS
                                   Registrant


August 15, 1995                    F. Terry Shumate
Date                               F. Terry Shumate
                                   Secretary and Treasurer