Form 10-K/A
period 1994-12-31
ARLINGTON REALTY INVESTORS
filed 1995-11-03
CIK 85942

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

(Mark One)

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 0-6103

                           ARLINGTON REALTY INVESTORS
            (Exact name of registrant as specified in the charters)

                 TEXAS                                   75-1372785
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

10670 NORTH CENTRAL EXPRESSWAY, SUITE 640, DALLAS,             75231
                      TEXAS
     (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code  214/369-5064

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                           REGISTERED
----------------------------------------  --------------------------------------
                  None                                     None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                 SHARES OF BENEFICIAL INTEREST, $1.00 PAR VALUE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The  aggregate market  value of  the 178,986  shares of  Beneficial Interest
(voting  securities)  held   by  non-affiliates   of  the   Registrant  is   not
ascertainable since no trading market presently exists for such shares.

    As of October 18, 1995, there were 542,413 shares of Beneficial Interest of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Notice of Annual Meeting of Shareholders and Proxy Statement for Annual Meeting of Stockholders on December 5, 1995 of the Registrant (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    Arlington Realty Investors (herein referred to as the "Trust" or "Arlington" or the "Registrant") was originally organized as Ryan Mortgage Investors pursuant to the Texas Real Estate Investment Trust Act under a Declaration of Trust dated October 13, 1971. On March 6, 1984, its name was changed to Arlington Realty Investors pursuant to an Amendment to the Declaration of Trust. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for each fiscal year subsequent to December 31, 1971. The Trust's primary business and only industry segment has been investing in equity interests in real estate and related real estate activities. Under the Trust's Declaration of Trust and Bylaws, the Trustees, at their option, may terminate the Trust's status as a REIT for federal income tax purposes. It is the present intention of the Trustees to periodically review this issue and pursue a course of action that such Trustees believe is in the best interest of the shareholders.

    At its Annual Meeting of Shareholders held on February 5, 1985, the Trust's shareholders approved a Plan of Complete Liquidation and Termination (the "Termination Plan"), which initially provided for a 12-month liquidation period pursuant to Section 337 of the Internal Revenue Code. In January 1986, the then Trustees voted to extend the time of the liquidation period under the Termination Plan until such time as the Trust's remaining assets could be sold on satisfactory terms. During the period from 1986 through 1992, all of such assets were sold (except one remaining item of real estate located in Houston, Texas). During the period of the Termination Plan, the Trust distributed various profits from sales, including a distribution on July 6, 1993, which over the years ultimately aggregated $13.55 per share. At the Annual Meeting held on June 30, 1994, the shareholders approved the proposal to revoke and repeal the Termination Plan by more than the necessary affirmative vote of the holders of two-thirds of the then outstanding Shares as required by Section 8.1 of Arlington's Amended and Restated Declaration of Trust. Accordingly, such Termination Plan was revoked and repealed and the Trust returned to the status of an operating Real Estate Investment Trust that may attempt to enter into regular business transactions involving real estate for the purpose of generation of profits.

    During March 1995, the Trust formed a wholly-owned subsidiary, Watermark Texas 1, Inc., a Maryland corporation, and contributed its sole property to such subsidiary.

CHANGES IN CONTROL OF REGISTRANT

    Control of the Trust has changed two times in the fourteen months ended December 31, 1994. On November 10, 1993, Southmark Corporation ("Southmark"), the owner and holder from 1985 of 319,989 shares of Beneficial Interest, par value $1.00 per share (the "Shares") of the Trust (which constituted approximately 64.1% of the Shares then issued and outstanding of the Trust), sold such 319,989 Shares to Davister Corp., a Nevada corporation ("Davister").

    On November 10, 1994, Davister, the owner and holder since 1993 of 319,989 Shares, which constituted approximately 64.1% of the 498,985 Shares of the Trust then issued and outstanding, sold such 319,989 Shares to a group consisting of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., MIZ Investor Associates, DAGI Limited Partnership and Antapolis N.V. (the "Controlling Shareholders"). Such sale occurred pursuant to the terms of a Purchase Agreement dated November 10, 1994 between Davister and the Controlling Shareholders (the "Purchase Agreement"). Under the terms of the Purchase Agreement, the Controlling Shareholders paid $23,572 from their own funds or working capital and Davister agreed to pay up to $50,000 from its working capital, for the Controlling Shareholders' legal costs incurred in connection with the Purchase Agreement. In addition, Davister agreed to pay, from its working capital, $100,000 plus fifty percent of any amount above $100,000 for the expenses of the Controlling Shareholders incurred in connection with certain post-closing matters and for the financial advisor's fee for services in connection with, among other things, the Purchase Agreement. These post-closing matters are defined in the Purchase Agreement as, among other things: (i) the amendment or cancellation of any or all of the Trust's contract; (ii) changing the management of the Trust;
(iii) amending the Declaration of Trust to provide for authorization of additional classes of Shares; and (iv) amending the Trust's governing documents as may be necessary or appropriate to carry out such post-closing matters (collectively, the "Post-Closing Matters"). The financial advisor associated with the Purchase Agreement was PAZ Securities, Inc., an affiliate of MIZ. The financial advisor's fee for such services was $15,000.

    Under the Purchase Agreement, Davister agreed that after the closing of the sale contemplated by the Purchase Agreement, it would use reasonable efforts to cause the Trust and any entity controlling, controlled by or under common control with Davister or the Trust to cooperate fully with the Controlling
Shareholders and provide any and all necessary assistance to the Controlling Shareholders in connection with the Post-Closing Matters.

    Contemporaneously with the closing under the Purchase Agreement, Davister and its affiliates contributed five properties, that together had approximately 880 apartment units, to a newly formed partnership, HPI-Southern Properties, Limited Partnership, a Delaware limited partnership that is controlled by the Controlling Shareholders ("HPI"). In exchange for this contribution, Davister and its affiliates received a 30% interest in HPI and $6 million in cash. HPI accepted the properties subject to $12,447,899 in non-recourse debt. The payments made by Davister under the Purchase Agreement represent amounts that Davister would have otherwise paid in connection with the formation of HPI.

    On November 10, 1994, pursuant to a Trust Share Purchase Agreement of the same date, MIZ purchased from the Trust 43,428 Shares (the "Trust Issuance") for $43,428, which equalled the par value of such Shares. The Trust's management believes the MIZ purchase was not on the same terms as would have been obtained by an unrelated third party. The Trust's management has significant doubts as to whether the Trust's Shares would be valued by a third party as at least equal to their par value. The Trust's management believes the MIZ purchase price reflects the Trust's and MIZ's reluctance to issue and buy stock for less than par value.

    Although P. Scott Miller and F. Terry Shumate, officers of Davister, continue to constitute the sole members of the Trust's Board of Trustees, by virtue of the sale by Davister of 319,989 Shares to the Controlling Shareholders and the Trust Issuance, an effective change in control of the Trust has occurred.

    Since November 10, 1993, Davister has provided office space and legal, administrative and accounting services to the Trust under the supervision of the Trust's officers (who are also officers of Davister or one of its affiliates). The Trust has no employees.

SOUTHMARK BANKRUPTCY AND PREFERENCE ACTION

    On July 14, 1989, Southmark filed a voluntary petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, which was subsequently transferred to the Northern District of Texas, Dallas Division (the "Bankruptcy Proceeding"). Southmark's Fourth Amended and Restated Plan of Reorganization (the "Plan") became effective on August 10, 1990. Under that Plan, Southmark was to resolve all pre-petition creditor claims and liquidate its remaining assets, including its ownership of 64.1% of the outstanding Shares of the Trust. On July 12, 1991, Southmark filed a Complaint for Avoidance of Recovery of Preferential and Post-Petition Transfers and Turnover (the "Preference Action") against the Trust, seeking to have certain transfers from Southmark to the Trust declared voidable by Southmark. The Preference Action identified (i) a pledge by Southmark of a promissory note and lien in connection with the Southmark Note on May 11, 1989,
(ii) three payments by Southmark to the Trust of $50,000 on February 8, 1989, February 10, 1989 and May 9, 1989, and (iii) a set-off by the Trust against the distribution to Southmark pursuant to the Termination Plan. On June 26, 1992, Southmark and the Trust agreed to settle the dividend payable to Southmark and the note receivable from Southmark. Under the terms of the Settlement, the Trust paid to Southmark $92,500 of the dividend payable and the Trust was given an allowed claim in Southmark's Bankruptcy Proceeding for $219,000. As a result of the Preference Action, the Trust agreed to pay Southmark the sum of $28,000, which liability was satisfied by the Trust assigning its allowed claim to Southmark. In accordance with the Plan, Southmark entered into an agreement with Davister whereby Southmark sold its 64.1% interest in the Trust to Davister. However, prior to such sale, on July 6, 1993, Southmark received $895,969 from the distribution to Shareholders at the rate of $2.80 per share.

ITEM 2.  PROPERTIES.

    At December 31, 1994, the Trust's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the carrying value of such property to zero. The Parker Road property had a valuation for ad valorem tax purposes as set by the Harris County Central Appraisal District of $104,290 at January 1, 1995. The annual property tax obligation of the Trust for the Parker Road property during 1994 was less than $5,000.

    During February 1995, the Trust sold and conveyed a 4,429 square foot strip of land on the south side of the Parker Road Property to the City of Houston, Texas for $3,765 (approximately 85 CENTS per square foot). Such strip of land is adjacent to East Parker Road, which the City desires to widen. The City of Houston is to convert East Parker Road from a two-lane black top road without curbs and underground storm gutters to a four-lane, 80-foot concrete thoroughfare with curbs and gutters. In connection with such sale, the Board of Trustees obtained advice from a local real estate appraiser who advised that (i) the offer by the City of Houston was reasonable and should be accepted "as is,"
(ii) after completion of the planned "upgrade" of East Parker Road the frontage of the fairly wooded property should be cleared and the site marketed, and (iii) the "upgrade" should enhance the marketability of the property.

    The Trust has held the Parker Road property for sale for several years, has listed the property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such property for a park site. Management presently intends to sell the Parker Road property at the first available opportunity. The anticipated carrying costs of the Trust associated with the Parker Road property are currently limited to property taxes and the cost of insurance.

    No full and complete independent third-party appraisal has been recently made of the Parker Road property. A land use analysis was prepared in March 1989 for a lender at the request and expense of the Trust (the "1989 Report"). According to the 1989 Report, (i) the highest and best use of the property should be for a commercial/industrial facility for a single user, (ii) the property has available utilities and is physically suitable for development (but some storm water on-site detention may be required), and (iii) no environmental concerns existed on the property. The Parker Road property is located in northern Houston, Texas in an area mostly occupied with single-family homes (some dating to the 1920's) with some multi-family housing nearby. Small businesses have randomly arisen in the area; some of which are light industrial, some commercial and some retail.

    On December 24, 1993, the Trust, as landlord, and Plano Outlet Mall, Ltd., a Texas limited partnership, entered into a ground lease agreement pursuant to which the Trust leased to such limited partnership the Parker Road land for a term of one calendar year at a basic rental of $70,000 per year, net to the Trust, subject to possible future extension of such lease. One of the officers of the Trust, F. Terry Shumate, is also an officer of a subsidiary of the corporate general partner of such limited partnership. The lease expired December 23, 1994 and required prepayment of the total annual rental of $70,000. For financial reporting purposes, the prepayment was classified as deferred lease revenue and has been amortized ratably over the life of the lease. On December 31, 1993, the Trust advanced $70,000 to Davister. Davister agreed to pay $70,000 in costs and expenses (including legal fees) on behalf of the Trust to liquidate such advance. As of December 31, 1994, the advance had been fully paid.

    During  March  1995,  the  Trust   formed  a  wholly-owned  subsidiary   and
contributed the Parker Road property to such subsidiary.

ITEM 3.  LEGAL PROCEEDINGS.

    At December 31, 1994, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders of the Trust.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Trust's Shares are traded on a sporadic basis in the over-the-counter market. Through the first quarter of 1988 the Shares were quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Since the cessation of quotation or trading on NASDAQ, the Trust believes there has been no established independent trading market for the Shares, but a limited number of Shares are believed to have been traded in privately negotiated transactions. Also, see "Changes in Control of Registrant" under Item 1.
"Business" for information concerning sales of controlling interests. In addition, on November 10, 1994, contemporaneously with the sale by Davister of 319,989 Shares to the Controlling Shareholders, the Trust sold to MIZ Investors Associates an aggregate of 43,428 Shares at a purchase price of $43,428 ($1.00 per Share).

    No regular dividends on Shares were paid in 1990, 1991, 1992 or 1994. A partial liquidating distribution of approximately $374,000 ($0.75 per Share) was paid in 1989 and a partial liquidating distribution of approximately $1,397,000 ($2.80 per Share) was paid on July 6, 1993. Since the adoption of the Termination Plan by the Shareholders on February 5, 1985 and until its revocation and repeal on June 30, 1994, the Trust has declared and paid liquidating distributions totaling $13.55 per Share (all of which constitute a return of capital for accounting purposes of the Trust) as follows:

    MONTH       AMOUNT OF
DISTRIBUTION   DISTRIBUTION
    PAID        PER SHARE     TOTAL PAID
-------------  ------------   ----------
March 1985        $ 7.50      $3,742,388
March 1986          1.50         748,478
December 1986       1.00         498,985
August 1989          .75         374,238
July 1993           2.80       1,397,158
               ------------   ----------
                  $13.55      $6,761,247
               ------------   ----------
               ------------   ----------

    As of December 31, 1994, 542,413 Shares were held by approximately 325 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                      1994      1993      1992      1991      1990
                                                    --------  --------  --------  --------  --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
STATEMENT OF OPERATIONS DATA
Rental Operations, net............................  $     70  $  --     $     95  $    194  $    102
Real estate sales, net............................     --        --          244     --        --
Interest Income...................................     --           22        19         5         4
Net earnings (loss)...............................       (44)        7       333      (112)       38
Earnings (loss) per share.........................  $   (.09)      .01  $    .67  $   (.22) $    .08
Distributions per share...........................  $  --     $   2.80  $  --     $  --     $  --
Weighted average shares outstanding...............   505,172   498,985   498,985   498,985   498,985

BALANCE SHEET DATA
Real estate, net of allowances....................  $  --     $  --     $  --     $  1,105  $  1,298
Mortgages, receivable, net........................     --        --        --        --        --
Total assets......................................        33       116     1,441     1,360     1,420
Shareholders' equity (deficit)....................  $     (1) $     (1) $  1,389  $  1,056  $  1,168

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    RESULTS OF OPERATIONS

    Arlington's primary revenue sources for the three years ended December 31, 1994, were net rental property operations, interest income, and sales of real estate. Arlington's operating properties consisted of a former property known as Cambridge through August 1992 and a former property known as Willowbrook through April 1992. Net rental operations decreased to zero for 1993 from 1992 as a direct result of the sales of the Cambridge and Willowbrook properties. Rental operations in 1994 consisted of a ground lease on the Parker Road property in Houston, Texas.

    Arlington received $1.142 million from the sale of Cambridge on August 27, 1992, recording a gain of approximately $277,000. Arlington sold Willowbrook on April 10, 1992, for $300,000, recording a loss of approximately $33,000.

    In 1992, provision for loss for the Parker Road property reduced the carrying values of the property to estimated net realizable values. In 1993 and 1994, no additional provision for loss was made.

    In 1992, gain from the Southmark settlement results from an agreement in which Arlington was given an allowed claim in Southmark's bankruptcy that was assigned to Southmark as a result of the Southmark Preference Action and the parties' agreement to settle the dividend payable by Arlington to Southmark. (See Item 1. "Business").

    Arlington's increase in interest in 1993 from 1992 was the result of higher average balances of cash and cash equivalents held in commercial money market accounts.

    Advisory fees paid to Southmark were approximately $7,200 and $24,000 in 1993 and 1992, respectively.

    On December 24, 1993, Arlington entered into a ground lease on its Parker Road property in Houston, Texas with Plano Outlet Mall, Ltd., a limited partnership. One of the officers of Arlington is also an officer of a subsidiary of the corporate general partner of Plano Outlet Mall, Ltd. The lease is for a period of one year and expired December 23, 1994. As a result of the lease Arlington received a required prepayment of $70,000, representing the total amount of the annual rental. Although no precise comparison is available, management believes the one-year rental represents at least the market rate. For financial reporting purposes, the prepayment has been classified as deferred lease revenue and has been amortized ratably over the twelve-month life of the lease. On December 31, 1993, Arlington advanced the $70,000 to Davister. In 1994, Davister agreed to pay $70,000 in legal fees and other costs on behalf of Arlington to liquidate the advance.

    LIQUIDITY AND CAPITAL RESOURCES

    In 1985, Arlington's shareholders approved the Termination Plan, which provides for the disposal of Arlington's assets and distribution of the proceeds therefrom to shareholders. The Termination Plan initially provided for a twelve-month liquidation period, which should have expired in February 1986. The Trustees voted in January 1986 to extend such liquidation period until Arlington's assets could be sold on terms believed reasonable to Arlington. The Company sold Willowbrook and Cambridge during 1992, leaving only the Parker Road property. In 1994, Arlington's shareholders revoked and repealed the Termination Plan.

    Management currently plans to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes and insurance. See Item 2 "Properties" for a description of the perceived highest and best use of such property and the use of surrounding properties.

    In accordance with the Termination Plan, liquidating dividends of $374,000 were declared in 1989. On August 16, 1989, Arlington distributed its available cash of $134,000 to its minority shareholders and $55,000 to Southmark. The balance of $185,000 due to Southmark was settled June 26, 1992, and Arlington paid Southmark $92,500 for the dividend. See Item 1. "Business." In 1993, the Trust made a liquidating distribution of $1,397,158 to its shareholders. Southmark received $895,969 of the liquidating distribution made during 1993, the balance of liquidation distribution in the amount of $501,189 was received by the minority shareholders.

    On November 10, 1994, the Trust sold 43,428 newly issued Shares for $43,428 in cash (the par value) to MIZ Investor Associates.

    INFLATIONARY FACTORS

    In recent years, inflation has neither increased Arlington's revenues from operating assets nor beneficially affected the current value of its remaining real estate assets to any significant degree.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----
Report of Farmer, Fuqua, Hunt & Robert, LLC, Independent Auditors..........................................    9
Report of Wallace Sanders & Company, Independent Auditors..................................................   10
Balance Sheets as of December 31, 1994 and 1993............................................................   11
Statements of Operations for the years ended December 31, 1994, 1993 and 1992..............................   12
Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1994, 1993 and 1992..........   13
Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992..............................   14
Notes of Financial Statements..............................................................................   15
Schedule XI -- Real Estate Investments and Accumulated Depreciation........................................   18

    All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

       REPORT OF FARMER, FUQUA, HUNT & ROBERT, LLC, INDEPENDENT AUDITORS

The Board of Trustees and Shareholders
Arlington Realty Investors

    We  have  audited  the  accompanying  balance  sheets  of  Arlington  Realty
Investors as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As more fully described in Note 2, Arlington Realty Investors was operating under a Plan of Complete Liquidation and Termination until June 30, 1994. The financial statements include adjustments to reflect assets at their net realizable value as determined by the Company's management. The ultimate value of the assets will be determined at the time of sale and may differ significantly from the value as determined by the Company's management.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington Realty Investors as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The December 31, 1994 and 1993 schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       [SIGNATURE]
                                          Farmer, Fuqua, Hunt & Robert, LLC

Dallas, Texas
February 10, 1995

           REPORT OF WALLACE SANDERS & COMPANY, INDEPENDENT AUDITORS

The Board of Trustees and Shareholders
Arlington Realty Investors

    We have audited the 1992 financial statements of Arlington Realty Investors listed in the accompanying index to financial statements (Item 14[a] [1] and [2]). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As more fully described in Note 2, Arlington Realty Investors is operating under a Plan of Complete Liquidation and Termination. The financial statements include adjustments to reflect assets at their net realizable value as determined by the Company's management. The ultimate value of the assets will be determined at the time of sale and may differ significantly from the value as determined by the Company's management.

    In our opinion, the 1992 financial statements listed in the accompanying index to financial statements (Item 4[a] [1] and [2]) present fairly, in all material respects, the results of operations and cash flows of Arlington Realty Investors for the year then ended in conformity with generally accepted accounting principles.

                                                       [SIGNATURE]
                                          Wallace Sanders & Company

Dallas, Texas
March 18, 1993

                           ARLINGTON REALTY INVESTORS

                                 BALANCE SHEETS

                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1994          1993
                                                                                        ------------  ------------
Real estate (Schedule XI).............................................................  $    168,588  $    168,588
Less allowance for possible losses....................................................      (168,588)     (168,588)
                                                                                        ------------  ------------
                                                                                             --            --
                                                                                        ------------  ------------
Cash and cash equivilents.............................................................        33,087        46,357
Accounts receivable -- shareholder....................................................       --             70,000
                                                                                        ------------  ------------
                                                                                        $     33,087  $    116,357
                                                                                        ------------  ------------
                                                                                        ------------  ------------


                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accrued liabilities...................................................................  $     13,671  $     26,715
Deferred lease revenue................................................................       --             70,000
Unclaimed dividends...................................................................        20,174        20,174
                                                                                        ------------  ------------
                                                                                              33,845       116,889
                                                                                        ------------  ------------
Shareholders' Equity (Deficit)
Shares of beneficial interest, $1.00 par value, authorized 10,000,000 shares with
 542,413 and 498,985 shares issued and outstanding at December 31, 1994 and 1993,
 respectively.........................................................................       196,235       152,807
Accumulated deficit...................................................................      (196,993)     (153,339)
                                                                                        ------------  ------------
                                                                                                (758)         (532)
                                                                                        ------------  ------------
                                                                                        $     33,087  $    116,357
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                       See notes to financial statements.

                           ARLINGTON REALTY INVESTORS

                            STATEMENTS OF OPERATIONS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1994        1993        1992
                                                                              -----------  ---------  -----------
REVENUES
  Rental operations, net....................................................  $    70,000  $  --      $    95,300
  Interest..................................................................      --          22,143       18,940
  Insurance proceeds........................................................        7,049     31,956      --
  Other.....................................................................      --             909            1
                                                                              -----------  ---------  -----------
                                                                                   77,049     55,008      114,241
                                                                              -----------  ---------  -----------
EXPENSES AND OTHER INCOME
  Interest..................................................................      --           8,305      --
  Advisory fees.............................................................      --           7,212       23,966
  Depreciation..............................................................      --          --           15,334
  Legal and other...........................................................      120,703     32,046       32,051
  Provision for losses......................................................      --          --           47,051
  Gain from Southmark settlement............................................      --          --          (92,496)
                                                                              -----------  ---------  -----------
                                                                                  120,703     47,563       25,906
                                                                              -----------  ---------  -----------
EARNINGS (LOSS) FROM OPERATIONS.............................................      (43,654)     7,445       88,335
GAIN ON SALE OF REAL ESTATE.................................................      --          --          244,411
                                                                              -----------  ---------  -----------
NET EARNINGS (LOSS).........................................................  $   (43,654) $   7,445  $   332,746
                                                                              -----------  ---------  -----------
                                                                              -----------  ---------  -----------
EARNINGS (LOSS) PER SHARE...................................................  $      (.09) $     .01  $       .67
                                                                              -----------  ---------  -----------
                                                                              -----------  ---------  -----------
DISTRIBUTIONS PER SHARE.....................................................  $   --       $    2.80  $   --
                                                                              -----------  ---------  -----------
                                                                              -----------  ---------  -----------
SHARES OF BENEFICIAL INTEREST USED IN COMPUTING EARNINGS (LOSS) PER SHARE...      505,172    498,985      498,985
                                                                              -----------  ---------  -----------
                                                                              -----------  ---------  -----------

                       See notes to financial statements.

                           ARLINGTON REALTY INVESTORS

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                         SHARES OF      ADDITIONAL
                                                         BENEFICIAL      PAID-IN      ACCUMULATED
                                                          INTEREST       CAPITAL        DEFICIT         TOTAL
                                                        ------------  --------------  ------------  --------------
Balance at December 31, 1991..........................  $    498,985  $    1,050,980   $ (493,530)  $    1,056,435
  Net earnings for the year...........................       --             --            332,746          332,746
                                                        ------------  --------------  ------------  --------------
Balance at December 31, 1992..........................       498,985       1,050,980     (160,784)       1,389,181
  Distribution to Shareholders........................      (346,178)     (1,050,980)      --           (1,397,158)
  Net earnings for the year...........................       --             --              7,445            7,445
                                                        ------------  --------------  ------------  --------------
Balance at December 31, 1993..........................       152,807        --           (153,339)            (532)
  Issuance of shares..................................        43,428        --             --               43,428
  Net loss for the year...............................       --             --            (43,654)         (43,654)
                                                        ------------  --------------  ------------  --------------
Balance at December 31, 1994..........................  $    196,235  $     --         $ (196,993)  $         (758)
                                                        ------------  --------------  ------------  --------------
                                                        ------------  --------------  ------------  --------------

                       See notes to financial statements.

                           ARLINGTON REALTY INVESTORS

                            STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           1994          1993           1992
                                                                        ----------  --------------  -------------
Cash flows from operating activities
  Net earnings (loss).................................................  $  (43,654) $        7,445  $     332,746
  Adjustments to reconcile net earnings (loss) to net cash provided by
   (used in) operating activities
    Depreciation......................................................      --            --               15,334
    Gain on sales of real estate......................................      --            --             (244,411)
    Provision for losses..............................................      --            --             (107,950)
    Reduction in payable to Southmark.................................      --            --             (184,991)
    Net change in other assets and accrued liabilities................     (13,044)        144,490        (83,362)
                                                                        ----------  --------------  -------------
      Net cash provided by (used in) operating activities.............     (56,698)        151,935       (272,634)
                                                                        ----------  --------------  -------------
Cash flows from investing activities
  Sales of real estate................................................      --            --            1,442,500
  Shareholder advance.................................................      --             (70,000)      --
                                                                        ----------  --------------  -------------
      Net cash provided by (used in) investing activities.............      --             (70,000)     1,442,500
                                                                        ----------  --------------  -------------
Cash flows from financing activities
  Distribution to shareholders........................................      --          (1,410,118)      --
  Sale of shares......................................................      43,428        --             --
                                                                        ----------  --------------  -------------
      Net cash provided by (used in) financing activities.............      43,428      (1,410,118)      --
                                                                        ----------  --------------  -------------
Increase (decrease) in cash...........................................     (13,270)     (1,328,183)     1,169,866
Cash
  At beginning of year................................................      46,357       1,374,540        204,674
                                                                        ----------  --------------  -------------
  At end of year......................................................  $   33,087          46,357  $   1,374,540
                                                                        ----------  --------------  -------------
                                                                        ----------  --------------  -------------
Supplemental cash flow information
  Cash paid for interest..............................................  $   --      $        8,305  $    --
                                                                        ----------  --------------  -------------
                                                                        ----------  --------------  -------------

                       See notes to financial statements.

                           ARLINGTON REALTY INVESTORS

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REAL ESTATE

    Real estate is carried at the lower of cost or estimated net realizable value. Depreciation was provided using the straight-line method over the estimated 30 year useful life of the property. Arlington discontinued recording depreciation expense as of June 30, 1991 on Willowbrook Security Storage as a result of the Company's policy to adjust values assigned to its investments in Willowbrook Security Storage and Parker Road properties to their net realizable values.

    ALLOWANCE FOR POSSIBLE LOSSES

    Arlington provides for possible losses on real estate and notes receivable when such amounts are considered necessary after making periodic reviews of the estimated net realizable values of real estate, the financial condition of the borrower and the payment terms for notes receivable.

    EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is computed based upon the weighted average number of shares of beneficial interest outstanding during the year.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents includes cash held in commercial money market accounts.

    RECLASSIFICATIONS

    Certain accounts in the December 31, 1992 financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

    Willowbrook's operations for 1992 reflect activity through April 10, 1992, the date of sale. Cambridge Station's operations for 1992 reflect activity through August 27, 1992, the date of sale.

    LEGAL AND OTHER EXPENSES

    Legal and other expenses incurred for 1994, 1993 and 1992 include legal expenses of approximately $100,000, $17,000 and $26,000, respectively.

    INCOME TAXES

    Arlington is qualified as a real estate investment trust ("REIT") under Sections 856 through 858 of the Internal Revenue Code. To retain its REIT qualification, Arlington must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Arlington must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Arlington pays tax at corporate rates on capital gains not distributed. No distributions were required in 1994 or 1992 due to net operating loss carry forwards. Arlington made a liquidating distribution during 1993 in order to maintain its REIT qualification. This distribution represented a return of capital.

NOTE 2.  PLAN OF LIQUIDATION AND TERMINATION
    Arlington operated under a Plan of Complete Liquidation and Termination (the "Plan" or the "Arlington Plan") approved by the shareholders in 1985 until June 30, 1994. In January 1986, the time deadline for liquidation under the Plan was extended by the Trustees until Arlington's largest remaining asset (a 50% interest in Cambridge) was sold. Arlington sold properties during 1992, and anticipated distributing the proceeds from the sales and operations pro rata to the shareholders as a liquidating distribution in 1993.

                           ARLINGTON REALTY INVESTORS

                               DECEMBER 31, 1994

NOTE 2.  PLAN OF LIQUIDATION AND TERMINATION (CONTINUED)
    Southmark Corporation ("Southmark"), a real estate-based financial services company, headquartered in Dallas, Texas, owned approximately 64.1% of Arlington's outstanding Shares. On July 14, 1989, Southmark filed a voluntary petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code, as amended in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, and subsequently transferred to the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). Southmark's Fourth Amended and Restated Plan of Reorganization became effective on August 10, 1990.

    In accordance with its Reorganization Plan and in an effort to liquidate its interest in Arlington, Southmark entered into discussions with parties interested in acquiring Southmark's 64.1% ownership of Arlington. On November 10, 1993 Southmark's interest was acquired by Davister Corp. Davister Corp. sold its interest to four investor groups on November 10, 1994 (See Note 6).

NOTE 3.  FEDERAL INCOME TAXES
    No Federal income taxes have been provided for financial statement purposes because Arlington was not subject to Federal income taxes. Additionally, Arlington has net operating loss carryforwards. At December 31, 1994, net operating loss carryforwards of approximately $786,000 were available for tax purposes which, if not utilized, will expire between 1998 and 2009.

NOTE 4.  RELATED PARTY TRANSACTIONS
    On July 14, 1989 Southmark filed for bankruptcy protection. On July 12, 1991 Southmark filed a Complaint for Avoidance and Recovery of Preferential and Postpetition Transfers and Turnover (the "Southmark Preference Action") with the Bankruptcy Court seeking to have certain transfers from Southmark to Arlington declared voidable by Southmark. The Southmark Preference Action identified the following: (1) a pledge by Southmark of a promissory note and lien in connection with the Southmark Note on May 11, 1989; (2) three payments by Southmark to Arlington of $50,000 each on February 8, 1989, February 10, 1989 and May 9, 1989; and (3) a set-off by Arlington against a distribution to Southmark pursuant to the Liquidation Plan.

    Of Arlington's $374,000, 1989 liquidating dividend, Southmark was entitled to receive $240,000. Arlington paid Southmark $55,000 in August 1989. The remainder of $185,000 remained due and payable to Southmark. Arlington was not permitted to offset the balance of the dividend payable to Southmark against the note receivable from Southmark due to Southmark's Chapter 11 bankruptcy filing and its subsequent operation under the rules and procedures of the United States Bankruptcy Code.

    On June 26, 1992, Southmark and Arlington agreed to settle the dividend payable to Southmark and the note receivable from Southmark. Under the terms of the settlement, Arlington paid to Southmark $92,500 of the dividend payable and Arlington was given an allowed claim in Southmark's bankruptcy for $219,000. As a result of the Southmark Preference Action, Arlington agreed to pay Southmark the sum of $28,000. Arlington satisfied this liability by assigning its allowed claim in the Southmark bankruptcy proceeding to Southmark. Arlington recorded a gain of approximately $92,000 for the reduction of the payable.

    Arlington does not believe that the bankruptcy filing of Southmark has had any significant impact on its operations.

    Southmark provided headquarters and legal, administrative and accounting services to Arlington under the supervision of Arlington's officers (who also were officers of Southmark). Southmark received an annual advisory fee equal to 2% of Arlington's total assets (reduced for advances to

                           ARLINGTON REALTY INVESTORS

                               DECEMBER 31, 1994

NOTE 4.  RELATED PARTY TRANSACTIONS (CONTINUED)
Southmark) and had received a mortgage servicing fee of 1/4% of total outstanding mortgages receivable. Southmark was paid an aggregate of approximately $7,200 and $24,000, for rendering such services in 1993 and 1992, respectively. During 1993, Southmark reduced the annual advisory fee charged to Arlington to an amount equal to 1% of Arlington's total assets.

    Southmark received $895,969 of the liquidating distribution made during 1993.

    On November 10, 1993 Davister Corp. replaced Southmark as the majority shareholder and its officers became officers of Arlington. On December 31, 1993 Arlington advanced $70,000 to Davister. In 1994, Davister agreed to pay $70,000 of legal fees and other costs on behalf of Arlington to liquidate the advance.

    Since November 10, 1993, Davister has provided office space and legal, administrative and accounting services to the Trust under the supervision of the Trust's officers (who are also officers of Davister or one of its affiliates). Davister was not compensated by the Trust for any services rendered during the years ended December 31, 1994 and 1993.

    On December 24, 1993, Arlington Realty Investors entered into a ground lease on its Parker Road property in Houston, Texas with Plano Outlet Mall, Ltd., a related party. The lease expired December 23, 1994 and required prepayment of the total annual rental of $70,000. For financial reporting purposes, the prepayment was classified as deferred lease revenue and was amortized ratably over the life of the lease.

NOTE 5.  RENTAL OPERATIONS
    Rental operations for the year ended December 31, 1992 attributed to Arlington's Willowbrook Security Storage and 50% ownership interest in Cambridge Station were as follows:

1992                                                     CAMBRIDGE   WILLOWBROOK     TOTAL
------------------------------------------------------  -----------  -----------  -----------
Rental revenue........................................  $   291,780   $  35,732   $   327,512
Expenses
  Property taxes......................................       41,418       6,850        48,268
  Management fees.....................................       14,911       2,121        17,032
  Repairs and maintenance.............................       30,253         856        31,109
  Other property operating expenses...................      121,322      14,481       135,803
                                                        -----------  -----------  -----------
    Rental operations, net............................  $    83,876   $  11,424   $    95,300
                                                        -----------  -----------  -----------
                                                        -----------  -----------  -----------

NOTE 6.  ISSUANCE OF STOCK
    On November 10, 1994, Arlington issued 43,428 shares of beneficial interest for $43,428. The shares were purchased by one of the investor groups that acquired Davister's interest in Arlington (See Note 2).

                                                                     SCHEDULE XI

                           ARLINGTON REALTY INVESTORS
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994

                                                  COST      GROSS AMOUNT
                                               CAPITALIZED    AT WHICH
                                    INITIAL    SUBSEQUENT    CARRIED AT
                                    COST TO        TO       DECEMBER 31,    VALUATION     ACCUMULATED     DATE      DEPRECIABLE
DESCRIPTION                        ARLINGTON   ACQUISITION      1994        ALLOWANCE    DEPRECIATION   ACQUIRED   LIFE (YEARS)
--------------------------------  -----------  -----------  -------------  ------------  -------------  ---------  -------------
Undeveloped land
 Houston, TX....................  $   162,729   $   5,859    $   168,588   $   (168,588)      --          Various       --
                                  -----------  -----------  -------------  ------------        -----
                                  -----------  -----------  -------------  ------------        -----

    A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 1994, is as follows:

                                                                             1994         1993           1992
                                                                          -----------  -----------  --------------
REAL ESTATE
  Balance at beginning of year..........................................  $   168,588  $   168,588  $    1,858,008
  Sales.................................................................      --           --           (1,689,420)
  Foreclosure additions.................................................      --           --             --
  Improvements..........................................................      --           --             --
                                                                          -----------  -----------  --------------
    Balance at end of year..............................................  $   168,588  $   168,588  $      168,588
                                                                          -----------  -----------  --------------
                                                                          -----------  -----------  --------------
ACCUMULATED DEPRECIATION
  Balance at beginning of year..........................................  $   --       $   --       $      475,997
  Sales.................................................................      --           --             (491,331)
  Depreciation..........................................................      --           --               15,334
                                                                          -----------  -----------  --------------
    Balance at end of year..............................................  $   --       $   --       $     --
                                                                          -----------  -----------  --------------
                                                                          -----------  -----------  --------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Wallace Sanders & Company served as the independent accountant previously engaged as the principal accountant to audit the financial statements of the Trust for the year ended December 31, 1992. On February 18, 1994, the Trust's Board of Trustees selected Farmer, Fuqua, Hunt & Robert, LLC, to serve the Trust as independent accountant to audit the Trust's financial statements for the calendar year ended December 31, 1993. The failure of the Board of Trustees to select Wallace Sanders & Company as the Trust's independent accountant to audit the financial statements for the year ended December 31, 1993 constituted Wallace Sanders & Company being "Dismissed" (as such term is used in Item 304 of Regulation S-K).

    Wallace Sanders & Company's report on the Trust's financial statements for the year ended December 31, 1992 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the year Wallace Sanders & Company served as independent accountants to audit the financial statements of the Trust for the year ended December 31, 1992, commencing January 19, 1993 (the date of their original selection) and thereafter through the date hereof, the Trust had not any disagreement with Wallace Sanders & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Wallace Sanders & Company, would have caused Wallace Sanders & Company to make reference to the subject matter of the disagreement in connection with its report. The decision to change accountants made on February 18, 1994 was not recommended by any audit or similar committee (since the Board of Trustees has no such committee) and was made only by the Board of Trustees.

    On January 11, 1995, the Trust's Board of Trustees again selected Farmer, Fuqua, Hunt & Robert, LLC to serve the Trust as independent accountants to audit the Trust's financial statements for the calendar year ended December 31, 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. The Trustees are responsible for the general investment policies of the Trust and for such general supervision of the business of the Trust conducted by officers, agents, employees, investment advisors or independent contractors of the Trust as may be necessary to insure that such business conforms to the provisions of the Declaration of Trust. Pursuant to
Article II, Section 2.1 of the Declaration of Trust, as amended, of the Trust, there shall not be less than two (2), nor more than fifteen (15), Trustees of the Trust. The number of Trustees shall be determined from time to time by resolution of the Trustees and the last fixing of the number of Trustees was at two (2). The term of office of each Trustee is one year and until the election and qualification of his successor. Trustees may succeed themselves in office and are required to be individuals at least 21 years old not under legal disability and at least a majority must be natural persons and residents of the State of Texas.

    The current Trustees of the Trust (who are also the executive officers) are listed below, together with their ages, all positions and offices with the Trust, their principal occupations, business experience and directorships with other companies during the last five years or more.

    P. Scott Miller, 33, has been President to the Trust since November 10, 1993 and a trustee of the Trust since December 28, 1993. Mr. Miller has been the President of Syntek West, Inc. (real estate investment) since November 1990. Since July 28, 1994, he has been Vice President, Secretary and Treasurer of Davister (real estate). Since October 1992, he has also been a director and the Chief Executive Officer of Carmel Realty, Inc. (property management and real estate brokerage) and a director and President of Carmel Realty Services, Inc. (property management). Prior to November 1990, and for more than five years, Mr. Miller was Vice President of Fraser Mortgage Company in Cleveland, Ohio.

    F. Terry Shumate, 55, has been Vice President, Secretary and Treasurer of the Trust since November 10, 1993 and a trustee of the Trust since December 28, 1993. For more than five years prior thereto and until July 28, 1994, Mr. Shumate was Vice President, Secretary and Treasurer of Davister (real estate) in Dallas, Texas. For more than the past five years, he has been Vice President and Secretary of Syntek West, Inc. (real estate investment) in Dallas, Texas. He has been Secretary and Treasurer of Carmel Realty, Inc. (property management and real estate brokerage) since June 1992; a director and Vice President, Secretary and Treasurer of Carmel Realty Services, Inc. (property management) since July 1990; Vice President of Syntek Asset Management, Inc. (the General Partner of the General Partner of National Realty, L.P., an American Stock Exchange listed real estate limited partnership) since February 1989; and Vice President of Basic Capital Management, Inc. (an advisor to real estate investment trusts and other entities) since May 1990.

    MEETINGS AND COMMITTEES OF TRUSTEES

    The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 1994, the Board of Trustees held no formal meetings and five matters were handled by unanimous written consent. The Board of Trustees has no standing audit, nominating or compensation committee.

    COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 1994. To the best knowledge of the current officers of the Trust, based upon the representations of its former trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.

ITEM 11.  EXECUTIVE COMPENSATION.

    PERFORMANCE GRAPH

    Commission rules require that a line graph performance presentation be provided comparing cumulative total Shareholder return with a performance indicator of a broad market index and either a nationally recognized industry index or a registrant constructed peer group index over a minimum period of five years. The following graph demonstrates a five-year comparison of cumulative total returns for the Trust, the S&P 500 Stock Index and NAREIT All REIT Total Return Index.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

             AMONG ARLINGTON REALTY INVESTORS, S&P 500 STOCK INDEX
                     AND NAREIT ALL REIT TOTAL RETURN INDEX
                         FISCAL YEAR ENDING DECEMBER 31

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

               ARLINGTON REALTY
                   INVESTORS          S&P 500 STOCK INDEX   NAREIT ALL REIT TOTAL RETURN INDEX
1989                             100                   100                                  100
1990                               0                    97                                   83
1991                               0                   126                                  112
1992                               0                   138                                  126
1993                               0                   150                                  149
1994                               0                   152                                  150

------------------------
*No information is available from any reliable source as to the market price of the Shares since no established market exists. A number of Shares have traded in privately negotiated transactions. See "Principal Shareholders -- Change in Control."

    The data set forth above in the graph and related table was obtained from the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). All of the data is based upon the last closing price of the month for all tax-qualified REITs listed on the New York Stock Exchange, American Stock Exchange and the NASDAQ National Market System. The data is market weighted. The total return calculation is based upon the weighting at the beginning of the period. The total return index includes dividends reinvested on a monthly basis. At year end 1994, there were 223 tax-qualified REIT's in the NAREIT All REIT Total Return Index with a total market capitalization of $44.3 billion.

    COMPENSATION

    Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 1994. The Trust has no retirement, annuity or pension plans covering its trustees or officers. The Purchase Agreement contemplates that the Trust's trustees and officers will be compensated initially as follows:
Chairman of the Board of Trustees, President and Chief Executive Officer, $150,000 per year; Senior Vice President -- Development/Acquisition, $135,000 per year; Secretary and Chief Financial Officer, $125,000 per year; independent trustees, annual trustee's fee of $10,000, plus $1,000 for each regular and special meeting of such entity's Board of Trustees attended, $250 for each special telephonic meeting of the Board of Trustees participated in and $500 for each committee meeting attended. The Trust's offices and the specific titles of such offices currently differ, and in the future will likely differ, from those contemplated by the Purchase Agreement. Based upon the Trust's current operations, the Board of Trustees does not believe this compensation will be paid or given in the near future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of February 27, 1995, of more than five percent (5%) of the outstanding Shares of the Trust:

                                                        AMOUNT OF
                NAME AND ADDRESS                       BENEFICIAL              PERCENT OF
               OF BENEFICIAL OWNER                      OWNERSHIP        SHARES OUTSTANDING (1)
-------------------------------------------------  -------------------  ------------------------
Fletcher Napolitano Styles and                            59,665(2)                11.0(2)
Verruto Family Property Partners, L.P. (4)                Shares
227 W. Trade Street
Suite 2320
Charlotte, NC 28202
Attn: Michael S. Verruto
MIZ Investors Associates (5)                              59,665(2)                11.0(2)
6971 N. Federal Highway                                   Shares
Suite 203
Boca Raton, FL 33487
Attn: Simon and Joseph Mizrachi
DAGI Limited Partnership (6)                              59,665(2)                11.0(2)
227 W. Trade Street                                       Shares
Suite 2320
Charlotte, NC 28202
Attn: David S. Givner
Antapolis N.V.                                           184,422(2)                34.0(2)
c/o MeesPierson Trust                                     Shares
(Curacao) N.V.
Number 6 Curacao
Netherlands Antilles
Attn: John B. Goisiraweg

------------------------
(1) Based on 542,413 Shares outstanding on February 27, 1995.

(2) Does not include shares owned by others in group that filed a Schedule 13D dated November 10, 1994. The group consists solely of the four entities listed above, which collectively own 363,417 Shares or 67.0% of the issued and outstanding Shares.

(4) Through his control of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., Michael S. Verruto is deemed the beneficial owner of 59,665 shares.

(5) Through their control of MIZ Investors Associates, Simon and Joseph Mizrachi share beneficial ownership of 59,665 shares.

(6) Through his control of DAGI Limited Partnership, David S. Givner is deemed the beneficial owner of 59,665 shares.

SECURITY OWNERSHIP OF MANAGEMENT

    According to the Share transfer records of the Trust and other information available to the Trust, as of February 27, 1995, the current trustees and executive officers of the trust beneficially owned the following Shares:

                                               AMOUNT OF
          NAME AND OFFICES OF                 BENEFICIAL        PERCENT
            BENEFICIAL OWNER                   OWNERSHIP       OF CLASS
----------------------------------------  -------------------  ---------
P. Scott Miller,                                 None            None
 Trustee and President
F. Terry Shumate,                                None            None
 Trustee, Vice President Secretary and
 Treasurer
All trustees and executive officers as a         None            None
 group

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Since November 10, 1993, Davister has provided office space and legal, administrative and accounting services to the Trust under the supervision of the Trust's officers (who are also officers of Davister or one of its affiliates). Except as otherwise disclosed herein, Davister has not been compensated by the Trust for any services rendered to the Trust.

    On December 24, 1993, the Trust entered into a ground lease on its Parker Road property in Houston, Texas with Plano Outlet Mall, Ltd., a related party. The lease expired December 23, 1994 and required prepayment of the total annual rental of $70,000. For financial reporting purposes, the prepayment was classified as deferred lease revenue and has been amortized ratably over the life of the lease. On December 31, 1993, the Trust advanced $70,000 to Davister. Davister agreed to pay $70,000 in costs and expenses (including legal fees) on behalf of the Trust to repay such advance. As of December 31, 1994, the advance has been fully paid. One of the Trust's officers is also an officer of a subsidiary of the general partner of Plano Outlet Mall, Ltd.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

       1.  Financial Statements:
           Balance Sheets as of December 31, 1994 and 1993.
           Statements of Operations for the years ended December 31, 1994, 1993 and 1992.
           Statements  of  Shareholders' Equity  for the  years ended  December 31,  1994, 1993 and 1992.
           Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.
           Notes to Financial Statements.
       2.  Schedules:
           Schedule XI -- Real Estate Investments and Accumulated Depreciation.
           All other schedules are omitted since they are not required, are not applicable,  or the  information  required is  included in  the financial  statements or  the notes thereto.

       3.  Exhibits:
           The following documents are filed as exhibits to this report:

  EXHIBIT
  NUMBER                                              DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
       3.1   Declaration of Trust and  amendments through February 5,  1985. (Incorporated by reference  to
              Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)
       3.2   By-laws,  as  amended through  March 6,  1984. (Incorporated  by reference  to Exhibit  3.1 to
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)
       4.1   Agreement with  respect  to long-term  debt,  pursuant  to Item  601(b)(4).  (Incorporated  by reference  to Exhibit  4.1 to  Registrant's Annual  Report on  Form 10-K  for the  year ended
              December 31, 1985.)
      10.1   Ground Lease Agreement dated  December 24, 1993 between  Arlington Realty Investors and  Plano
              Outlet Mall, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1993.)
      99.1   Trust  Share Purchase Agreement dated November 10, 1994 between Arlington Realty Investors and
              MIZ Investors Associates. (Incorporated by reference to Exhibit 28.1 to Registrant's  Current
              Report on Form 8-K for November 10, 1994.)

(b) Reports on Form 8-K. During the last quarter of the period covered by this report, reports on Form 8-K were filed as follows:

  DATE OF EVENT    ITEMS REPORTED
-----------------  --------------
November 10, 1994     1 and 5

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARLINGTON REALTY INVESTORS

Date: October 18, 1995                By:           /s/ P. SCOTT MILLER
                                           -------------------------------------
                                                      P. Scott Miller
                                                   TRUSTEE AND PRESIDENT
                                               (PRINCIPAL EXECUTIVE OFFICER)

                                      By:          /s/ F. TERRY SHUMATE
                                           -------------------------------------
                                                     F. Terry Shumate
                                            TRUSTEE, VICE PRESIDENT, SECRETARY
                                            AND TREASURER (PRINCIPAL FINANCIAL
                                                  AND ACCOUNTING OFFICER)

                      [This Page Intentionally Left Blank]