Form 10-Q
period 1995-09-30
ARLINGTON REALTY INVESTORS
filed 1995-11-13
CIK 85942

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1995

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

     As of November 3, 1995, there were outstanding 542,413 shares of beneficial interest of the registrant.


                PART I. - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The accompanying Financial Statements have not been audited by independent accountants, but in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows at the dates and for the periods indicated have been included.


                  ARLINGTON REALTY INVESTORS

        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

              FOR THE THREE MONTHS AND NINE MONTHS

               ENDED SEPTEMBER 30, 1995 AND 1994


                            Three months ended   Nine months ended
                               September 30        September 30
                            __________________  _________________
                              1995      1994     1995     1994
                             ______   ______   ______   ______
Rental revenue               $  ---  $17,500   $  ---  $52,500
Insurance refund                ---      ---      ---    7,049
Gain on sale of land            ---      ---    3,765      ---
                             ______   ______   ______   ______
Total Revenue                   ---   17,500    3,765   59,549
                             ______   ______   ______   ______

Professional fees             4,940      ---   17,848      ---
Property taxes                  ---      ---    2,147      ---
Other expense                   750   12,786    2,250   26,378
                             ______   ______   ______   ______
Total Expense                 5,690   12,786   22,245   26,378
                             ______   ______   ______   ______

Net earnings (loss)        $ (5,690) $ 4,714 $(18,480) $33,171
                             ======   ======   ======   ======

Earnings (loss) per share
of beneficial interest       $ (.01) $   .01 $   (.03)  $  .07
                             ======   ======   ======   ======

Shares of beneficial
interest used in computing
per share amounts           542,413  498,985  542,413  498,985
                            =======  =======  =======  =======


The accompanying notes are an integral part of these Financial Statements.

                          ARLINGTON REALTY INVESTORS

                          CONSOLIDATED BALANCE SHEETS

                               September 1995       December 1994
                                (Unaudited)
                               ______________      ______________

ASSETS
  Real estate                   $    168,588       $    168,588
  Less allowance for estimated
    losses                          (168,588)          (168,588)
                                  ___________        ___________
                                         ---                ---
                                  ___________        ___________

  Cash and cash equivalents            7,220             33,087
                                  ___________        ___________
TOTAL ASSETS                    $      7,220       $     33,087
                                  ===========        ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT
Accrued liabilities             $     26,458       $     33,845
                                  ___________        ___________

Shareholders' Deficit
  Shares of beneficial interest,
   $1.00 par value, authorized
   10,000,000 shares with 542,413
   issued and outstanding            196,235            196,235
  Accumulated deficit               (215,473)          (196,993)
                                  ___________        ___________
                                $    (19,238)      $       (758)
                                  ___________        ___________

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT           $      7,220       $     33,087
                                  ===========        ===========

The accompanying notes are an integral part of these Financial Statements.


                    ARLINGTON REALTY INVESTORS

               CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                            (Unaudited)

                                          1995               1994
                                         _______           _______
Cash flow from operating activities:
 Net earnings (loss)                  $ (18,480)         $  33,171

Adjustments to reconcile net
 earnings to net cash provided by
 (used in) operating activities
       Net change in accrued
       liabilities                       (7,387)           (79,215)
                                         _______            _______
Net cash used in operations           $ (25,867)         $ (46,044)
                                         _______            _______

  Decrease in cash                      (25,867)           (46,044)

Cash and cash equivalents

   At beginning of period             $  33,087          $  46,357
                                         _______            _______
   At end of period                       7,220                313
                                         =======            =======

The accompanying notes are an integral part of these financial statements.

                   ARLINGTON REALTY INVESTORS

                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

                       September 30, 1995


Note 1.

     Arlington Realty Investors, a Texas real estate investment trust ("Arlington" or the "Company") has, since 1985, been operating under a Plan of Complete Liquidation and Termination (the "Liquidation Plan") originally approved by the holders of Arlington's Shares of Beneficial Interest (the "Shares") in 1985.
     In January 1986, the Trustees voted to extend the Plan until such time as Arlington's then largest remaining assets, Cambridge Station Apartments and Willowbrook Security Storage, could be sold on satisfactory terms. Both properties were sold during 1992. It is expected that the tax consequences of the extended liquidation period did not affect Arlington's status as a "REIT" to the extent that it distributed the profits from the sale of its assets within the statutory time period (generally within 12 months of the tax year end). Arlington distributed the profits during 1993.
     In accordance with its Reorganization Plan and in an effort to liquidate its interest in Arlington, Southmark entered into discussions with parties interested in acquiring Southmark's 64.1% ownership of Arlington. In 1993, Southmark's interest was acquired by Davister Corp. Davister sold its interest to four investor groups in 1994.
     On June 30, 1994 the shareholders voted to revoke and repeal the liquidation plan.

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

Note 3.

     Rental operations for the nine months ended September 30, 1994 are attributable to a ground lease to a related party on its Parker Road property in Houston, Texas.

Note 4.

     Until November 10, 1993, Davister, for no compensation, provided headquarters and legal, administrative and accounting services to Arlington under the supervision of Arlington's officers (who, at that time, also were officers of Davister).

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

                   ARLINGTON REALTY INVESTORS

                           ITEM II. -

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                       September 30, 1995

Liquidity and Capital Resources

     At September 30, 1995, existing current liabilities exceed available cash by approximately $19,250.

Results of Operations

     In June 1995, Arlington sold a parcel of land to the City of Houston, Texas for approximately $4,000.

     Rental income for the nine months ended September 30, 1994 is attributable to a one-year ground lease on Arlington's Parker Road property in Houston, Texas. No expenses were incurred in connection with the lease. The property was not leased during the nine months ended September 30, 1995.

     During the nine months ended September 30, 1994, Arlington received a refund of $7,049 of insurance premiums paid in prior years.

Balance Sheet Changes

     Cash and accrued liabilities decreased as a result of payment of December 31, 1994 liabilities, including legal and professional fees.

                   PART II - OTHER INFORMATION


ITEM # 1 LEGAL PROCEEDINGS

     None.

ITEM # 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

ITEM #6 EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits

           None.

        B. Reports on Form 8-K

           None.

                   ARLINGTON REALTY INVESTORS

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ARLINGTON REALTY INVESTORS
                                   Registrant


November 7, 1995                   F. Terry Shumate
Date                               F. Terry Shumate
                                   Secretary and Treasurer