Form 10-K
period 1995-12-31
ARLINGTON REALTY INVESTORS
filed 1996-04-16
CIK 85942

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to

Commission file number        0-6103


                 Watermark Investors Realty Trust
     (Exact name of registrant as specified in the charter)

                 Texas                           75-1372785

    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification
                                                    No.)

 227 West Trade Street, Suite 2320,
 Charlotte, North Carolina                          28202
         (Address of principal                   (Zip Code)
           executive offices)

Registrant's telephone number, including area code
     704/343-9334


Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on
                                      which registered
               None                              None

    Securities registered pursuant to Section 12(g) of the Act

          Shares of Beneficial Interest, $1.00 par value
                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.     [     ]

     The aggregate market value of the 178,996 shares of Beneficial Interest (voting securities) held by non-affiliates of the Registrant is not ascertainable since no trading market presently exists for such shares.

     As of February 29, 1996, there were 542,413 shares of Beneficial Interest of the Registrant.

               DOCUMENTS INCORPORATED BY REFERENCE

                               None

                              PART I

Item 1.   Business.

     Watermark Investors Realty Trust (herein referred to as the "Trust" or "Watermark" or the "Registrant") was originally organized as Ryan Mortgage Investors pursuant to the Texas Real Estate Investment Trust Act under a Declaration of Trust dated October 13, 1971. On March 6, 1984, its name was changed to Arlington Realty Investors pursuant to an Amendment to the Declaration of Trust. On December 5, 1995, the Trust's name was changed to Watermark Investors Realty Trust pursuant to an Amendment to the Declaration of Trust. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under
Section 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for each fiscal year subsequent to December 31, 1971. Although not currently active, the Trust's primary business and only industry segment has been investing in equity interests in real estate and related real estate activities.

     During March 1995, the Trust formed a wholly owned subsidiary, Watermark Texas 1, Inc., a Maryland corporation, and contributed its sole property to such subsidiary.

Item 2.   Properties.

     At December 31, 1994, the Trust's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During March 1995, the Trust formed a wholly owned subsidiary and contributed the Parker Road property to such subsidiary. At December 31, 1995, the Trust's only significant asset was its ownership interest in such subsidiary.

     During February 1995, the Trust sold and conveyed a 4,429 square foot strip of land on the south side of the Parker Road property to the City of Houston, Texas for $3,765 (approximately
85 cents per square foot).

     Prior to contributing the Parker Road property to its subsidiary, the Trust held the property for sale for several years, listed the property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such property for a park site. Management presently intends for the subsidiary to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance, and maintenance.

Item 3.   Legal Proceedings.

     At December 31, 1995, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Shareholders of Watermark held their 1995 annual meeting on December 5, 1995. At that meeting, the shareholders considered and voted upon the following matters:

Proposal 1.    A proposal to elect three Trustees (David S.
               Givner, Simon Mizrachi, and Michael S. Verruto), each to serve a specified term and until his respective successor is duly elected and qualified;

Proposal 2.    A proposal to amend the Trust's Declaration of
               Trust to establish classes of Trustees;

Proposal 3.    A proposal to amend the Trust's Declaration of
               Trust to allow the Trustees to fill any vacancies on the Board of Trustees;

Proposal 4.    A proposal to amend the Trust's Declaration of
               Trust to authorize the Trust to issue up to ten million (10,000,000) common shares, par value
               $1.00 per share, and ten million (10,000,000) preferred shares, par value $.01 per share;

Proposal 5.    A proposal to amend the Trust's Declaration of
               Trust to change the Trust's restrictions on investment policy to authorize any investment permitted under Texas law and under the Internal
               Revenue Code of 1986, as amended, for a real estate investment trust;

Proposal 6.    A proposal to amend the Trust's Declaration of
               Trust to change the name of the Trust to Watermark
               Investors Realty Trust;  and

Proposal 7.    A proposal to amend the Trust's Bylaws to permit
               the Board of Trustees to amend the Bylaws.


The number of votes cast for, against or withheld as to each nominee and each proposal were as follows:


       PROPOSAL              FOR           AGAINST       ABSTAIN

      Proposal 1           448,996           455           --
  (Three Nominees for    (for each)    (against each)
      Directors)
      Proposal 2           428,910           580            50

      Proposal 3           441,386           480            50
      Proposal 4           433,561           680           550

      Proposal 5           428,910           580            50

      Proposal 6           448,746           355           350
      Proposal 7           428,160           830           150

There were no other participants soliciting proxies for such annual meeting.


                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

     The Trust's shares of Beneficial Interest (the "Shares") are traded on a sporadic basis. The Trust believes there has been no established independent trading market for the Shares since the Shares were delisted from NASDAQ in 1988. A limited number of Shares are believed to have been traded in privately negotiated transactions.

     No regular dividends on Shares were paid in 1994 or 1995.
As of February 29, 1996, 542,413 Shares were held by approximately 316 holders of record.

Item 6.   Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at
Item 8.

                        For the Years Ended December 31,
                   1995      1994     1993     1992     1991
                   ____      ____     ____     ____     ____
                    (dollars in thousands, except per share)

 Statement of
 Operations
 Data

 Rental
 Operations,
 net                $-       $70       $-      $95      $194

 Real estate
 sales, net          -        -        -       244       -

 Interest
 Income              -        -        22       19       5

 Gain on Sale
 of Land             4        -        -        -        -

 Net earnings
 <loss>            <103>     <44>      7       333     <112>

 Earnings
 <loss> per
 share            $<.18>    $<.09>    $.01     $.67    $<.22>

 Distributions
 per share          $-        $-     $2.80      $-       $-

 Weighted
 average shares
 outstanding     542,413   505,172  498,985  498,985  498,985

 Balance Sheet
 Data

 Real estate,
 net of
 allowances         $-        $-       $-       $-     $1,105

 Mortgages,
 receivable,
 net                 -        -        -        -        -

 Total assets        1        33      116     1,441    1,360

 Shareholders'
 equity
 (deficit)         $<56>     $<1>     $<1>    $1,389   $1,056

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.

Results of Operations

     Watermark's primary revenue sources for the three years ended December 31, 1995, were net rental property operations, interest income, and sales of real estate. Watermark's properties consist of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of land to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 1995. Rental operations in 1994 consisted of a ground lease on the Parker Road property in Houston, Texas.

     On December 24, 1993, Watermark entered into a ground lease on its Parker Road property in Houston, Texas with Plano Outlet Mall, Ltd., a limited partnership. At the time, one of the officers of Watermark was also an officer of a subsidiary of the corporate general partner of Plano Outlet Mall, Ltd. The lease was for a period of one year and expired December 23, 1994. As a result of the lease, Watermark received a required prepayment of $70,000, representing the total amount of the annual rental. Although no precise comparison is available, management believes the one-year rental represented at least the market rate. For financial reporting purposes, the prepayment has been classified as deferred lease revenue and has been amortized ratably over the twelve-month life of the lease. On December 31, 1993, Watermark advanced the $70,000 to Davister Corp., a Nevada corporation ("Davister"). In 1994, Davister agreed to pay $70,000 in legal fees and other costs on behalf of Watermark to liquidate the advance.

Liquidity and Capital Resources

     Management currently plans for the subsidiary to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance, and maintenance. There are no other known material demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in Watermark's liquidity increasing or decreasing in any material way. However, in order to meet corporate expenses and the carrying costs of the Parker Road property, Watermark will have to (i) raise additional funds (either by selling or leasing the Parker Road property) or
(ii) generate additional funds (either by selling or leasing the Parker Road property).

     On November 10, 1994, the Trust sold 43,428 newly issued
Shares for $43,428 in cash (the par value) to MIZ Investor
Associates. There are no material commitments for capital expenditures.

Inflationary Factors

     In recent years, inflation has neither increased Watermark's revenues from operating assets nor beneficially affected the current value of its remaining real estate assets to any significant degree.

Item 8.   Financial Statements and Supplementary Data.

                  INDEX TO FINANCIAL STATEMENTS

                                                             Page

Report of Farmer, Fuqua, Hunt & Munselle, P.C.
     Independent Auditors . . . . . . . . . . . . . . . . . . . 7

Consolidated Balance Sheets as of December 31, 1995 and 1994  . 8

Consolidated Statements of Operations for the years ended
December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . 9

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended December 31, 1995, 1994 and 1993  . . . .  10

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . .  11

Notes of Consolidated Financial Statements  . . . . . . . . .  12

Schedule III - Real Estate Investments and
Accumulated Depreciation  . . . . . . . . . . . . . . . . . .  16

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.



                   INDEPENDENT AUDITORS' REPORT



To Board of Trustees and Shareholders
Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

As more fully described in Note 2, Watermark Investors Realty Trust was operating under a Plan of Complete Liquidation and Termination until June 30, 1994. The consolidated financial statements include adjustments to reflect assets at their net realizable value as determined by the Company's management. The ultimate value of the assets will be determined at the time of sale and may differ significantly from the value as determined by the Company's management.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Farmer, Fuqua, Hunt & Munselle, P.C.
Dallas, Texas
April 8, 1996



         WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                           December 31,



                              ASSETS

                                              1995       1994
 Real Estate                                $168,588   $168,588

 Less allowance for possible losses         (168,588)  (168,588)

Cash                                         $   880   $ 33,087
                                             $   880   $ 33,087


          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 Liabilities

   Accrued liabilities                      $ 36,673   $ 13,671
   Unclaimed dividends                        20,174     20,174
                                              56,847     33,845


 Shareholder's Equity (Deficit)
      Preferred shares of beneficial
      interest; $.01 par value;
      authorized, 10,000,000 shares; -
      0- shares issued and outstanding
      at December 31, 1995 and 1994,
      respectively                                --         --

 Common shares of beneficial interest;
      $1.00 par value, authorized
      10,000,000 shares; 542,413
      shares issued and outstanding at
      December 31, 1995 and 1994,
      respectively                           196,235    196,235
 Additional Paid-in-Capital                   44,205        --
 Accumulated deficit                        (296,407)  (196,993)

                                             (55,967)      (758)
                                                 880     33,087



 The accompanying notes are an integral part of these statements.



         WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31,

                               1995        1994        1993

Revenues
  Rental operations, net     $  ---     $70,000     $   ---
  Interest                      ---         ---      22,143
  Insurance proceeds            ---       7,049      31,956
  Gain on sale of land        3,765         ---         ---
  Other                         ---         ---         909

                              3,765      77,049      55,008

Expenses
  Interest                      ---         ---       8,305
  Advisory fees                 ---         ---       7,212
  Legal and other           103,179     120,703      32,046

                            103,179     120,703      47,563


NET EARNINGS (LOSS)       $(99,414)   $(43,654)     $ 7,445

Earnings (loss) per share $   (.18)   $   (.09)     $   .01

Distributions per share   $     ---   $     ---     $  2.80

Weighted average shares of
beneficial interest used
in computing earnings
(loss) per share            542,413     505,172     498,985


 The accompanying notes are an integral part of these statements.




         WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
           Years Ended December 31, 1995, 1994 and 1993


               Shares of   Additional
              Beneficial    Paid-in-   Accumulated
               Interest     Capital      Deficit        Total
 Balance at
 January 1,
 1993           $498,985   $1,050,980   $(160,784)    $1,389,181

 Distribu-
 tion to
 Share-
 holders       (346,178)  (1,050,980)          ---   (1,397,158)

 Net
 earnings
 for the
 year                ---          ---        7,445         7,445

 Balance at
 December
 31, 1993        152,807          ---    (153,339)         (532)

 Issuance of
 shares           43,428          ---          ---        43,428

 Net loss
 for the
 year                ---          ---     (43,654)      (43,654)

 Balance at
 December
 31, 1994        196,235          ---    (196,993)         (758)

 Contribu-
 tion by
 Share-
 holders             ---       44,205          ---        44,205

 Net loss
 for the
 year                ---          ---     (99,414)      (99,414)

 Balance at
 December
 31, 1995       $196,235      $44,205   $(296,407)     $(55,967)



 The accompanying notes are an integral part of these statements.



         WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31,



                               1995        1994        1993

Cash flows from operating
 activities
 Net earnings (loss)        $(99,414)   $(43,654)     $7,445
 Adjustments to reconcile
  net earnings (loss) to
  net cash provided (used)
  by operating activities
 Gain on sale of real estate  (3,765)        ---        ---
 Decrease in other assets        ---         ---      66,389
 Increase (decrease) in
  accrued liabilities         23,002     (13,044)      8,101
 Increase (decrease) in
  deferred lease revenue         ---     (70,000)     70,000
 Expenses paid directly
  by shareholder              44,205      70,000        ---

 Net cash provided (used)
  by operating activities    (35,972)    (56,698)    151,935

Cash flows from investing
 activities
 Proceeds from sale of
  real estate                  3,765         ---         ---
 Advance to shareholder          ---         ---     (70,000)

 Net cash provided (used)
  by investing activities      3,765         ---     (70,000)

Cash flows from financing
  activities
 Distribution to shareholders    ---         ---  (1,410,118)
 Sale of shares                  ---      43,428         ---

 Net cash provided (used) by
  financing activities           ---      43,428  (1,410,118)

Decrease in cash             (32,207)    (13,270) (1,328,183)

Cash at beginning of year     33,087      46,357   1,374,540

Cash at end of year            $ 880    $ 33,087    $ 46,357

Supplemental cash flow
 information
 Cash paid for interest        $ ---       $ ---      $ 8,305


 The accompanying notes are an integral part of these statements.




                 WATERMARK INVESTORS REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 1995, 1994 and 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Watermark Investors Realty Trust (Watermark) was originally organized as Ryan Mortgage Investors pursuant to the Texas Real Estate Investment Trust Act under a Declaration of Trust dated October 13, 1971. On March 6, 1984, its name was changed to Arlington Realty Investors pursuant to an Amendment to the Declaration of Trust. On December 5, 1995, the Trust's name was changed to Watermark Investors Realty Trust pursuant to an Amendment to the Declaration of Trust. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for each fiscal year subsequent to December 31, 1971. Although not currently active, the Trust's primary business and only industry segment has been investing in equity interests in real estate and related real estate activities. Under the Trust's Declaration of Trust and Bylaws, the Trustees, at their option, may terminate the Trust's status as a REIT for federal income tax purposes.

During March 1995, the Trust formed a wholly-owned subsidiary, Watermark Texas 1, Inc., a Maryland corporation, and contributed its sole property to such subsidiary.

Principles of Consolidation

The consolidated financial statements include the accounts of Watermark, and its wholly-owned subsidiary, Watermark Texas 1, Inc. All significant intercompany transactions and accounts have been eliminated.

Real Estate

Watermark carries real estate at the lower of cost or estimated net realizable value.

Allowance for Possible Losses

Watermark provides for possible losses on real estate when such amounts are considered necessary after making periodic reviews of the estimated net realizable values of the real estate.

Earnings (Loss) Per Share

Earnings (loss) per share is computed based upon the weighted average number of shares of beneficial interest outstanding during the year.

Statements of Cash Flows

The Company does not consider any of its assets to meet the definition of a cash equivalent.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Legal and Other Expenses

Legal and other expenses incurred for 1995, 1994 and 1993 include legal expenses of approximately $62,000, $100,000 and $17,000, respectively.

Income Taxes

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 1995 or 1994 due to net operating losses. Watermark made a liquidating distribution during 1993 in order to maintain its REIT qualification. This distribution represented a return of capital, and resulted in a reduction of the carrying amount of shares of beneficial interest of $346,178, and a charge to additional paid-in capital of $1,050,980.


NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination (the "Plan" or the "Watermark Plan") approved by the shareholders in 1985 until June 30, 1994.


NOTE 3 - REAL ESTATE

At December 31, 1995 and 1994, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly-owned subsidiary and contributed the Park Road property to such subsidiary. At December 31, 1995, the Trust's only significant asset was its ownership interest in such subsidiary.

During February 1995, the Trust sold a 4,429 square foot strip of land on the south side of the Parker Road property to the City of Houston, Texas for $3,765.


NOTE 4 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because Watermark was not subject to federal income taxes. At December 31, 1995, net operating loss carryforwards of approximately $827,000 were available for tax purposes which, if not utilized, will expire at various dates through 2010.


NOTE 5 - RELATED PARTY TRANSACTIONS

Southmark Corporation ("Southmark"), a real estate-based financial services company, headquartered in Dallas, Texas, owned approximately 64.1% of Watermark's outstanding shares. On July
14, 1989, Southmark filed a voluntary petition seeking reorganization under Chapter 11 of the United States Bankruptcy
Code.  Southmark's Fourth Amended and Restated Plan of
Reorganization became effective on August 10, 1990.

In accordance with its Reorganization Plan and in an effort to liquidate its interest in Watermark, Southmark entered into discussions with parties interested in acquiring Southmark's 64.1% ownership of Watermark. On November 10, 1993 Southmark's interest was acquired by Davister Corp. Davister Corp. sold its interest to four investor groups on November 10, 1994.

Southmark provided headquarters and legal, administrative and accounting services to Watermark under the supervision of Watermark's officers (who were also officers of Southmark). Southmark received an annual advisory fee equal to 2% of Watermark's total assets (reduced for advances to Southmark) and had received a mortgage servicing fee of 1/4% of total outstanding mortgages receivable. Southmark was paid an aggregate of approximately $7,200, for rendering such services in 1993. During 1993, Southmark reduced the annual advisory fee charged to Watermark to an amount equal to 1% of Watermark's total assets.

Southmark received $895,969 of the liquidating distribution made during 1993.

On November 10, 1993 Davister Corp. replaced Southmark as the majority shareholder and its officers became officers of
Watermark.   On December 31, 1993 Watermark advanced $70,000 to
Davister. In 1994, Davister agreed to pay $70,000 of legal fees and other costs on behalf of Watermark to liquidate the advance.

From November 10, 1993 to December 5, 1995, Davister provided office space and legal, administrative and accounting services to the Trust under the supervision of the Trust's officers at that time (who were also officers of Davister or one of its affiliates). Davister was not compensated by the Trust for any services rendered during the years ended December 31, 1995 and 1994 or 1993

On December 24, 1993, Watermark entered into a ground lease on its Parker Road property in Houston, Texas with Plano Outlet Mall, Ltd., a related party. The lease expired December 23, 1994 and required prepayment of the total annual rental of $70,000. For financial reporting purposes, the prepayment was classified as deferred lease revenue and was amortized ratably over the life of the lease.

Since December 5, 1995, HPI Capital, LLC has provided administrative and accounting services to the Trust under supervision of the Trust's officers (one of whom is also an officer of HPI Capital, LLC). HPI Capital, LLC has not been compensated by the Trust for any services rendered to the Trust.


NOTE 6 - ISSUANCE OF STOCK

On November 10, 1994, Watermark issued 43,428 shares of beneficial interest for $43,428. The shares were purchased by one of the investor groups that acquired Davister's interest in Watermark.

                                   WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY              SCHEDULE III
                                 REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                           December 31, 1995, 1994 and 1993

                                                    Gross
                                                  Amount at
                                        Cost        which
                                     Capitalized   Carried
                          Initial    Subsequent      at                                           Depreciable
                          Cost to        to       December    Valuation   Accumulated     Date       Life
           Description   Watermark   Acquisition  31, 1995    Allowance  Depreciation   Acquired    (years)

           Undeveloped   $162,729      $5,859     $168,588    $(168,588)      ---       Various      ---
            land
            Houston, TX

           A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 1995 is as follows:

           REAL ESTATE                      1995       1994        1993
           Balance at beginning of      $168,588   $168,588    $168,588
           year

           Sales                            ---        ---         ---

           Foreclosure additions            ---        ---         ---

           Improvements                     ---        ---         ---

           Balance at end of year       $168,588   $168,588    $168,588

           ACCUMULATED

           DEPRECIATION

           Balance at beginning of        $ ---      $ ---       $ ---
           year

           Sales                            ---        ---         ---

           Depreciation                     ---        ---         ---

           Balance at end of year         $ ---      $ ---       $ ---

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               During 1994 and 1995 there was no change in or disagreement with the Trust's accountants, Farmer, Fuqua, Hunt & Munselle, P.C., on accounting or financial disclosure.

               On December 5, 1995, the Trust's Board of Trustees again selected Farmer, Fuqua, Hunt & Munselle, P.C. to serve the Trust as independent accountants to audit the Trust's financial statements for the calendar year ended December 31, 1995.


                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant.

               The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. The Trustees are responsible for the general investment policies of the Trust and for such general supervision of the business of the Trust conducted by officers, agents, employees, investment advisors or independent contractors of the Trust as may be necessary to insure that such business conforms to the provisions of the Declaration of Trust. Pursuant to Article II, Section 2.1 of the Declaration of Trust, as amended, of the Trust, there shall not be less than two (2), nor more than fifteen (15), Trustees of the Trust. The number of Trustees shall be determined from time to time by resolution of the Trustees and the current number of Trustees is set at three (3). Trustees may succeed themselves in office and are required to be individuals at least 21 years old not under legal disability and at least a majority must be natural persons. Commencing with the 1996 annual meeting of shareholders, the Board of Trustees of the Trust shall be divided into three classes, each class to consist as nearly as possible of one-third of the Trustees. The term of office of one class of Trustees shall expire each year. The initial term of office of the Class I Trustees shall expire at the 1997 annual meeting of shareholders. The initial term of office of the Class II Trustees shall expire at the 1998 annual meeting of shareholders. The initial term of office of the Class III Trustees shall expire at the 1999 annual meeting of shareholders. After the 1996 annual meeting of shareholders, the Trustees of the class elected at each annual meeting of shareholders thereafter shall hold office for a term of three years.

               The current Trustees of the Trust (two of whom are also the executive officers) are listed below, together with their ages, all positions and offices with the Trust and their principal occupations, business experience and directorships with other companies during the last five years or more.

               David S. Givner, 51, has been Trustee, President and Treasurer of the Trust since December 5, 1995, and is also the President/Managing Director of HPI Capital, LLC. Since 1992,
          Mr. Givner has been President and Chief Operating Officer of various affiliates of HPI Capital, LLC. From 1987 until 1992, he was Senior Vice President/Director of Leasing and Consulting Services for Williams Real Estate Company based in New York, New York. Mr. Givner is also the sole shareholder and the President of DAGI Corporation, a Delaware corporation and the general partner of DAGI Limited Partnership, a Delaware limited partnership. Mr. Givner beneficially owns 59,655 Shares through DAGI Limited Partnership.

               Simon Mizrachi, 47, has been Trustee of the Trust since December 5, 1995 and is also the President of Midatlantic Agency, Inc. a Florida corporation and financial consulting company.
          Mr. Mizrachi has served as President of Midatlantic Agency, Inc. since 1992. Mr. Mizrachi and Midatlantic Agency, Inc. are the sole partners of MIZ Investors Associates, a Delaware general partnership. Mr. Mizrachi has been a director and officer of PAZ Securities, Inc., an NASD broker/dealer firm, since 1978.
          Mr. Mizrachi is an officer with PAK Investors, Inc., Pudgie's Chicken, Inc., Topaz Securities, Inc., Topaz, Inc., Cal-Mar, Inc., TMT Hanes, Inc., and TMT Sales, Inc. Mr. Mizrachi is also an officer of various affiliates of MIZ Investors Associates and Midatlantic Agency, Inc. Mr. Mizrachi beneficially owns 59,655 Shares through MIZ Investors Associates.

               Michael S. Verruto, 35, has been Trustee, Vice President and Secretary of the Trust since December 5, 1995 and is also the Vice President/Managing Director of HPI Capital, LLC, a North Carolina limited liability company that develops real estate. Since January 1990, Mr. Verruto has held various positions with various affiliates of HPI Capital, LLC, all of which are active in real estate development and management. Mr. Verruto is also the sole shareholder and the President and Treasurer of Fletcher Napolitano Styles and Verruto Holding Company, Inc., a Delaware corporation and the general partner of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., a Delaware limited partnership. Mr. Verruto beneficially owns 59,655 Shares through Fletcher Napolitano Styles and Verruto Family Property Partners, L.P.

          Meetings and Committees of Trustees

          The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 1995, the Board of Trustees held one formal meeting and no matters were handled by unanimous written consent. The Board of Trustees has no standing audit, nominating or compensation committee.

          Compliance with Section 16(a) of the Securities Exchange Act of
          1934

          Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 1995. To the best knowledge of the current officers of the Trust, based upon the representations of its former trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.


          Item 11.  Executive Compensation.

          Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 1995. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.


          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management.

          Security Ownership of Certain Beneficial Owners

               According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of February 29, 1996, of more than five percent (5%) of the outstanding Shares of the
          Trust:

                                                            Percent of
               Name and Address         Amount of             Shares
             of Beneficial Owner   Beneficial Ownership     Outstanding (1)

          Fletcher Napolitano Styles     59,665 (2)              11.0 (2)
          and Verruto Family Property      Shares
          Partners, L.P. (3)
          227 W. Trade Street
          Suite 2320
          Charlotte, NC 28202
          Attn: Michael S. Verruto


          MIZ Investors Associates (4)   59,665 (2)              11.0 (2)
          6971 N. Federal Highway          Shares
          Suite 203
          Boca Raton, FL 33487
          Attn: Simon and Joseph Mizrachi


          DAGI Limited Partnership (5)   59,665 (2)              11.0 (2)
          227 W. Trade Street              Shares
          Suite 2320
          Charlotte, NC 28202
          Attn: David S. Givner

          Antapolis N.V.                 184,422 (2)             34.0 (2)
          c/o MeesPierson Trust            Shares
          (Curacao) N.V.
          Number 6 Curacao
          Netherlands Antilles
          Attn: John B. Goisiraweg

          ________________________________

          (1)  Based on 542,413 Shares outstanding on February 29, 1996.

          (2) Does not include shares owned by others in group that filed a Schedule 13D dated November 10, 1994. The group consists solely of the four entities listed above, which collectively own 363,417 Shares or 67.0% of the issued and outstanding Shares.

          (3) Through his control of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., Michael S. Verruto is deemed the beneficial owner of 59,665 shares.

          (4) Through their control of MIZ Investors Associates, Simon and Joseph Mizrachi are deemed to share beneficial ownership of 59,665 shares.

          (5) Through his control of DAGI Limited Partnership, David S. Givner is deemed the beneficial owner of 59,665 shares.


          Security Ownership of Management

               According to the Share transfer records of the Trust and other information available to the Trust, as of February 29, 1996, the current trustees and executive officers of the trust beneficially owned the following Shares:



            Name and Offices       Amount of
             of Beneficial         Beneficial       Percent of
                 Owner             Ownership        Class (1)

            David S. Givner,      59,665 (2)         11.0 (2)
              Trustee, (3)
             President and
               Treasurer

            Simon Mizrachi,       59,665 (2)         11.0 (2)
              Trustee (4)

               Michael S.         59,665 (2)         11.0 (2)
           Verruto, Trustee,
                (5) Vice
             President and
               Secretary

            All trustees and      178,995 (2)        33.0 (2)
               executive
             officers as a
                 group


          _____________________________

          (1)  Based on 542,413 Shares outstanding on February 29, 1996.

          (2) Does not include shares owned by others in group that filed a Schedule 13D dated November 10, 1994. The group consists solely of the four entities listed above, which collectively own 363,417 Shares or 67.0% of the issued and outstanding Shares.

          (3) Through his control of DAGI Limited Partnership, David S. Givner is deemed the beneficial owner of 59,665 shares.

          (4) Through their control of MIZ Investors Associates, Simon and Joseph Mizrachi are deemed to share beneficial ownership of 59,665 shares.

          (5) Through his control of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., Michael S. Verruto is deemed the beneficial owner of 59,665 shares.


          Item 13.  Certain Relationships and Related Transactions.

               From November 10, 1993, to December 5, 1995, Davister provided office space and legal, administrative and accounting services to the Trust under the supervision of the Trust's officers at that time (who were also officers of Davister or one of its affiliates). Except as otherwise disclosed herein, Davister has not been compensated by the Trust for any services rendered to the Trust.

               On December 24, 1993, the Trust entered into a ground lease on its Parker Road property in Houston, Texas with Plano Outlet Mall, Ltd., a related party. The lease expired December 23, 1994 and required prepayment of the total annual rental of $70,000. For financial reporting purposes, the prepayment was classified as deferred lease revenue and has been amortized ratably over the life of the lease. On December 31, 1993, the Trust advanced $70,000 to Davister. Davister agreed to pay $70,000 in costs and expenses (including legal fees) on behalf of the Trust to repay such advance. As of December 31, 1994, the advance had been fully paid. One of the Trust's officers at that time was also an officer of a subsidiary of the general partner of Plano Outlet Mall, Ltd.

               Since December 5, 1995, HPI Capital, LLC has provided administrative and accounting services to the Trust under the supervision of the Trust's officers (two of whom are also officers of HPI Capital, LLC). HPI Capital, LLC has not been compensated by the Trust for any services rendered to the Trust.


                                       PART IV

          Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               8.   Consolidated Financial Statements:

                         Balance Sheets as of December 31, 1995 and 1994.

                         Statements of Operations for the years ended
                         December 31, 1995, 1994 and 1993.

                         Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

                         Statements of Cash Flows for the years ended
                         December 31, 1995, 1994 and 1993.

                         Notes to Financial Statements.

               9.   Schedules:

                         Schedule III - Real Estate Investments and
                         Accumulated Depreciation.

                         All other schedules are omitted since they are not required, are not applicable, or the information required is included in the financial statements or the notes thereto.

               10.  Exhibits:

                    The following documents are filed as exhibits to this report:

                    Exhibit
                    Number         Description

                     3.1 Declaration of Trust, as amended through December 5, 1995.

                     3.2      By-laws, as amended through December 5, 1995.

                    27.1      Financial Data Schedule

                    99.1      Trust Share Purchase Agreement dated
                              November 10, 1994 between Watermark Realty
                              Investors and MIZ Investors Associates.
                              (Incorporated by reference to Exhibit 28.1 to Registrant's Current Report on Form 8-K for November 10, 1994.)

          (b) Reports on Form 8-K. During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WATERMARK INVESTORS REALTY
          TRUST



          Date:  April 15, 1996                   By:   /s/ David S. Givner
                                                  David S. Givner
                                                  Trustee, President and
                                                  Treasurer
                                                  (Principal Executive
                                                  Officer and Principal
                                                  Financial and Accounting
                                                  Officer)


                                        By:   /s/ Michael S. Verruto
                                                  Michael S. Verruto
                                                  Trustee, Vice President
                                                  and Secretary