Form 10-Q
period 1996-03-31
ARLINGTON REALTY INVESTORS
filed 1996-05-15
CIK 85942

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of   the
Securities Exchange Act of 1934

For the quarterly period ended:       March 31, 1996

Commission file Number:     0-6103

            WATERMARK INVESTORS REALTY TRUST
- -------------------------------------------------------
(Exact name of registrant as specified in its charter.)

           Texas                     75-1372785
- -------------------------------     -------------------
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

227 West Trade Street, Suite 2320, Charlotte, NC  28202
- -------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                   (704)343-9334
- -------------------------------------------------------
(Registrant's telephone number, including area code)

               Arlington Realty Investors
10670 N. Central Expressway, Ste. 640, Dallas, TX 75231
- -------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed)

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

     As of May 13, 1996, there were outstanding 542,413 shares of beneficial interest of the registrant.

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


                WATERMARK INVESTORS REALTY TRUST

        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                  FOR THE THREE MONTHS ENDED

                    MARCH 31, 1996 AND 1995


                            Three months ended
                                 March 31
                            __________________
                              1996      1995
                             ______   ______

Total Revenue                $  ---  $   ---
                             ______   ______

Professional fees               987   11,902
Other expenses                  ---      750
                             ______   ______
Total Expenses                  987   12,652
                             ______   ______

Net earnings (loss)        $  (987)$(12,652)
                             ======   ======

Earnings (loss) per share
of beneficial interest       $ (.00) $  (.02)
                             ======   ======

Shares of beneficial
interest used in computing
per share amounts           542,413  542,413
                            =======  =======

See accompanying notes to Financial Statements.


                        WATERMARK INVESTORS REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS


                               March 31, 1996   December 31, 1995

                                (Unaudited)
                               ______________      ______________


ASSETS
  Real estate                   $    168,588       $    168,588
  Less allowance for estimated
    losses                          (168,588)          (168,588)
                                  ___________        ___________
                                           0                  0
                                  ___________        ___________

  Cash and cash equivalents              880                880
                                  ___________        ___________
TOTAL ASSETS                    $        880       $        880
                                  ===========        ===========



LIABILITIES AND SHAREHOLDERS' DEFICIT

Accrued liabilities             $     37,660       $     36,673
Unclaimed dividends                   20,174             20,174
                                  ___________        ___________

Shareholders' Deficit
  Shares of beneficial interest,
   $1.00 par value, authorized
   10,000,000 shares with 542,413
   issued and outstanding            196,235            196,235
  Additional paid-in capital          44,205             44,205
  Accumulated deficit               (297,394)          (296,407)
                                  ___________        ___________
                                $    (56,954)      $    (55,967)
                                  ___________        ___________

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT           $        880       $        880
                                  ===========        ===========


See accompanying notes to Financial Statements.


                  WATERMARK INVESTORS REALTY TRUST

               CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (Unaudited)


                                          1996             1995
                                         _______          _______

Cash flow from operating activities:
 Net earnings (loss)                  $    (987)       $ (12,652)

Adjustments to reconcile net
earnings to net cash provided by
(used in) operating activities
       Net change in accrued
       liabilities                          987           (7,387)
                                         _______          _______
Net cash used in operations           $       0         $(20,039)
                                         _______          _______

  Decrease in cash                            0          (20,039)

Cash and cash equivalents

   At beginning of period             $     880         $ 33,087
                                         _______          _______
   At end of period                         880           13,048
                                         =======          =======


See accompanying notes to financial statements.


                WATERMARK INVESTORS REALTY TRUST

                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

                          March 31, 1996


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1995.


ITEM II.  MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At March 31, 1996, existing current liabilities exceed available cash by $57,000.

Balance Sheet Changes - Assets remained unchanged for the quarter. Accrued liabilities increased by $1,000 as a result of professional expenses incurred.



                   PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits

           None.

        b. Reports on Form 8-K

           None.


                WATERMARK INVESTORS REALTY TRUST

                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WATERMARK INVESTORS REALTY TRUST

Date:  May 15, 1996                By:   /s/ David S. Givner
                                        David S. Givner
                                        Trustee, President and
                                        Treasurer
                                        (Principal Executive
                                        Officer and Principal
                                        Financial and Accounting
                                        Officer)


                              By:   /s/ Michael S. Verruto
                                        Michael S. Verruto
                                        Trustee, Vice President
                                        and Secretary