Form 10-Q
period 1996-06-30
WATERMARK INVESTORS REALTY TRUST
filed 1996-08-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 1996

Commission file Number:     0-6103

                 WATERMARK INVESTORS REALTY TRUST
(Exact name of registrant as specified in its charter.)

          Texas                              75-1372785
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

227 West Trade Street, Suite 2320, Charlotte, NC       28202
(Address of principal executive offices)             (Zip Code)

                   (704)343-9334
(Registrant's telephone number, including area code)

                    Arlington Realty Investors
     10670 N. Central Expressway, Ste. 640, Dallas, TX 75231
 (Former Name, Former Address and Former Fiscal Year, if changed)

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

     As of August 7, 1996, there were outstanding 542,413 shares of beneficial interest of the registrant.


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

               FOR THE THREE MONTHS AND SIX MONTHS
                   ENDED JUNE 30, 1996 AND 1995

                       THREE MONTHS ENDED     SIX MONTHS ENDED
                            JUNE 30,              JUNE 30,
                          1996      1995       1996       1995

 Gain on sale of land     ----     $3,765      ----      $3,765
                         ______________________________________
 Professional fees       $15,765   $1,006     $16,752   $12,908
 Property taxes                     2,147                 2,147
 Other Expenses               87      750          87     1,500
                         ______________________________________
 Total Expense            15,852    3,903      16,839    16,555
                         ______________________________________
 Net earnings (loss)    ($15,852)   ($138)   ($16,839) ($12,790)
                         ======================================
 Earnings (loss per
 share of beneficial
 interest                 ($0.03)  ($0.00)     ($0.03)   ($0.02)
                         ======================================
 Shares of
 beneficial interest
 used in computing
 per share amounts       542,413  542,413     542,413   542,413
                         ======================================

The accompanying notes are an integral part of these Financial
Statements.


                 WATERMARK INVESTORS REALTY TRUST

                   CONSOLIDATED BALANCE SHEETS

                                   JUNE 30           DECEMBER 31
                                     1996                1995
                                  (Unaudited)

 ASSETS
      Real Estate                  $168,588            $168,588
      Less allowance for
        estimated losses           (168,588)           (168,588)
                                   ____________________________
                                          0                   0
                                   ____________________________
      Cash                              793                 880
                                   ____________________________
 TOTAL ASSETS                          $793                $880
                                   ============================

LIABILITIES AND SHAREHOLDER'S DEFICIT

LIABILITIES
      Accrued
      Liabilities                   $53,425             $36,673
      Unclaimed dividends            20,174              20,174
                                   ____________________________
                                     73,599              56,847
                                   ____________________________

 SHAREHOLDERS' DEFICIT
      Shares of beneficial
      interest, $1.00
      par value, authorized
      10,000,000 shares
      with 542,413 issued
      and outstanding               196,235             196,235

      Additional paid-in
      capital                        44,205              44,205

      Accumulated deficit          (313,246)           (296,407)
                                   ____________________________
                                    (72,806)            (55,967)
                                   ____________________________
 TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                 $793                $880
                                   ============================

The accompanying notes are an integral part of these Financial
Statements.


                 WATERMARK INVESTORS REALTY TRUST

              CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                     SIX MONTHS ENDED
                                         JUNE 30,

                                 1996                1995
 Cash flow from
 operating activities:
      Net earnings (loss)     ($16,839)           ($12,790)

 Adjustment to reconcile
 net cash provided by
 (used in) operating
 activities
      Net change in
      accrued liabilities       16,752              (7,387)
                               ___________________________

 Net cash used in Operations      ($87)           ($20,177)
                               ___________________________
 Decrease in cash                  (87)            (20,177)
                               ___________________________
 Cash
      At beginning of period       880              33,087
                               ___________________________
      At end of period            $793             $12,910
                               ___________________________

The accompanying notes are an integral part of these financial statements.


                 WATERMARK INVESTORS REALTY TRUST

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

                          June 30, 1996

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


ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At June 30, 1996, existing current liabilities exceed available cash by $73,000.

Balance Sheet Changes - Assets decreased by $90 for the quarter.
Accrued liabilities increased by $15,800 as a result of professional expenses incurred.


                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None.

     b.   Reports on Form 8-K

          None.


                  WATERMARK INVESTORS REALTY TRUST

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WATERMARK INVESTORS REALTY TRUST

Date: August 13, 1996         By:   /s/ David S. Givner
                                        _________________________
                                        David S. Givner
                                        Trustee, President and
                                        Treasurer
                                        (Principal Executive
                                        Officer and Principal
                                        Financial and Accounting
                                        Officer)