Form 10-Q
period 1996-09-30
WATERMARK INVESTORS REALTY TRUST
filed 1996-11-13
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 1996

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

     As of November 11, 1996, there were outstanding 542,413 shares of beneficial interest of the registrant.


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

               FOR THE THREE MONTHS AND NINE MONTHS
                ENDED SEPTEMBER 30, 1996 AND 1995

                         THREE MONTHS ENDED   THREE MONTHS ENDED
                           SEPTEMBER 30,        SEPTEMBER 30,

                           1996      1995       1996      1995

 Gain on sale of land       --       $ --        --      $3,765

 Professional fees       $   260     $4,940   $15,524   $17,848

 Property taxes             --         --        --       2,147

 Interest Expense            769                  769
 Other Expenses            3,248        750     4,824     2,250

 Total Expense             4,277      5,690    21,117    22,245
 Net earnings (loss)    ($ 4,277)   ($5,690) ($21,117) ($18,480)

 Earnings (loss per
 share of beneficial      ($0.01)    ($0.01)   ($0.04)   ($0.03)
 interest

 Shares of beneficial
 interest used in         542,413    542,413   542,413   542,413
 computing per share
 amounts


The accompanying notes are an integral part of these Financial
Statements.


                 WATERMARK INVESTORS REALTY TRUST

                   CONSOLIDATED BALANCE SHEETS


                             SEPTEMBER 30         DECEMBER 31
                                 1996                1995

                              (Unaudited)
 ASSETS

      Real Estate                   $168,588            $168,588

      Less allowance for
      estimated losses             (168,588)           (168,588)
                                          0                   0

      Cash                           34,056                 880


 TOTAL ASSETS                       $34,056                $880

LIABILITIES AND SHAREHOLDER'S DEFICIT
 LIABILITIES

      Accrued                        $30,197            $36,673
      Liabilities

      Note payable                    60,769
      Unclaimed                       20,174             20,174
      dividends

                                     111,140             56,847

 SHAREHOLDERS' DEFICIT
      Shares of
      beneficial
      interest, $1.00
      par value,
      authorized                     196,235            196,235
      10,000,000 shares
      with 542,413
      issued and
      outstanding

      Additional paid-in              44,205             44,205
      capital
      Accumulated                  (317,524)           (296,407)
      deficit

                                    (77,084)            (55,967)

 TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT               $34,056               $880

The accompanying notes are an integral part of these Financial
Statements.


                 WATERMARK INVESTORS REALTY TRUST

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,

                                      1996                1995
 Cash flow from
 operating activities:

      Net earnings                 ($21,117)           ($12,790)
      (loss)


 Adjustment to reconcile
 net cash provided by
 (used in) operating
 activities
      Net change in
      accrued                        (5,707)             (7,387)
      liabilities


 Net cash used in                  ($26,824)           ($20,177)
 Operations
 Cash flows from
 financing:
                                      60,000
      Proceeds from note
      payable


 Increase (decrease) in               33,176            (20,177)
 cash


 Cash
      At beginning of                    880             33,087
      period

      At end of period               $34,056            $12,910




The accompanying notes are an integral part of these financial statements.



                 WATERMARK INVESTORS REALTY TRUST

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

                        September 30, 1996


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


ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At September 30, 1996, existing current liabilities exceed available cash by $77,000.

Balance Sheet Changes - Assets increased by $33,000 for the quarter. Accrued liabilities decreased by $23,000, as a result of a $60,000 loan that was made to fund the payment of accrued expenses.



                   PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          (27) Financial Data Schedule

     b.   Reports on Form 8-K

          None.



                 WATERMARK INVESTORS REALTY TRUST

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WATERMARK INVESTORS REALTY TRUST




Date:  November 13, 1996           By:   /s/ David S. Givner
                                   David S. Givner
                                   Trustee, President and
                                   Treasurer
                                   (Principal Executive
                                   Officer and Principal
                                   Financial and Accounting
                                   Officer)


Date:  November 13, 1996           By:   /s/ Michael S. Verruto
                                   Michael S. Verruto
                                   Trustee, Vice President
                                   and Secretary