Form 10-K
period 1996-12-31
WATERMARK INVESTORS REALTY TRUST
filed 1997-03-31
CIK 85942

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996



[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from     to



Commission file number   0-6103





                      Watermark Investors Realty Trust
           (Exact name of registrant as specified in the charter)

                 Texas                           75-1372785

    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)         Identification No.)

   227 West Trade Street, Suite 2320,              28202
       Charlotte, North Carolina
    (Address of principal executive              (Zip Code)
                offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

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

     As of February 28, 1997, there were 542,413 shares of Beneficial
Interest of the Registrant.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                    None


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF
1995: This Annual Report, on Form 10-K, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.
Such risks and uncertainties include the following: general economic conditions and conditions specific to the real estate industry including its cyclical nature, and competitive factors, changes in generally accepted accounting principles, change in federal tax laws regarding Real Estate
Investment Trusts, and the risk factors listed from time to time in the
Company s Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in the Annual Report.


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

Item 2.   Properties.

     At December 31, 1996, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on
Parker Road in Houston, Harris County, Texas. The Trust has held the
Parker Road property for sale for several years, has listed the property with various brokers over that time period, and inquired of the City of
Houston as to the desire of the City to acquire such property for a park site. Management presently intends to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance, and maintenance.

Item 3.   Legal Proceedings.

     At December 31, 1996, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

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

     No regular dividends on Shares were paid in 1994 or 1995.
As of
February 28, 1997, 542,413 Shares were held by approximately 316 holders of record.

Item 6.   Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the
Notes to Financial Statements included at Item 8.


                               For the Years Ended December 31,
                            1996       1995     1994      1993
 1992

                           (dollars in thousands, except per
share)

Statement of Operations Data

Rental Operations, net      $  -     $   -    $  70        $  -
$   95

Real estate sales, net         -         -        -           -
   244

Interest Income                -         -        -          22
    19

Gain on Sale of Land           -         4        -           -
     -

Net earnings <loss>          <31>     <103>     <44>          7
   333

Earnings <loss> per        $<.06>    $<.18>   $<.09>       $.01
$  .67
 share

Distributions per          $   -     $    -    $  -       $2.80
$    -
 share

Weighted average          542,413   542,413  505,172    498,985
498,985
shares outstanding


Balance Sheet Data

Real estate, net of        $    -    $    -    $   -      $   -
$    -
 allowances

Mortgages, receivable           -         -        -          -
     -
 net

Total assets                   12         1       33        116
 1,441

Shareholders' equity        $<87>     $<56>     $<1>       $<1>
$1,389
  (deficit)


Item 7.   Management's Discussion and Analysis of Financial
Condition and
          Results of Operation.

Results of Operations

     Watermark's primary revenue sources for the three years ended
December 31, 1996, were net rental property operations and sales of real estate. Watermark's properties consisted of the Parker Road property.
In February of 1995, Watermark sold a 4,429 square foot strip of land to the
City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 1995 or 1996. Rental operations in 1994 consisted of a ground lease on the Parker Road property in Houston, Texas.

     On December 24, 1993, Watermark entered into a ground lease on its
Parker Road property in Houston, Texas with Plano Outlet Mall, Ltd., a limited partnership. At the time, one of the officers of Watermark was also an officer of a subsidiary of the corporate general partner of Plano
Outlet Mall, Ltd. The lease was for a period of one year and expired
December 23, 1994. As a result of the lease, Watermark received a required prepayment of $70,000, representing the total amount of the annual rental.
Such $70,000 was ultimately used to pay legal fees and other costs.

Liquidity and Capital Resources

     Management currently plans for the subsidiary to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance and maintenance. There are no other known material demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in Watermark s liquidity increasing or decreasing in any material way. However, in order to meet corporate expenses and the carrying costs of the Parker Road property, Watermark will have to (i) raise additional funds (either by selling or leasing the Parker
Road property) or (ii) generate additional funds (either by selling or leasing the Parker Road property). There are no material commitments for capital expenditures.

Inflationary Factors

     In recent years, inflation has neither increased Watermark's revenues from operating assets nor beneficially affected the current value of its remaining real estate assets to any significant degree.


Item 8.   Financial Statements and Supplementary Data.

                       INDEX TO FINANCIAL STATEMENTS


    Page

Report of Farmer, Fuqua, Hunt & Munselle, P.C.
     Independent Auditors . . . . . . . . . . . . . . . . . . . .
 . . . . 6

Consolidated Balance Sheets as of December 31, 1996 and 1995  . .
 . . . . 8

Consolidated Statements of Operations for the years ended
December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . .
 . . . . 9

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended December 31, 1996, 1995 and 1994  . . . . . .
 . . .  10

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . .
 . . .  11

Notes of Consolidated Financial Statements  . . . . . . . . . . .
 . . .  12

Schedule III - Real Estate Investments and Accumulated
Depreciation . .  17

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.




                        INDEPENDENT AUDITORS' REPORT



To Board of Trustees and Shareholders
Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark
Investors Realty Trust and subsidiary as of December 31, 1996 and
1995, and
the related consolidated statements of operations, shareholders' equity
(deficit) and cash flows for the years ended December 31, 1996, 1995 and
1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December
31, 1996 and 1995 and the results of their operations and their cash flows for each of the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in
Note 11 to the consolidated financial statements, the Trust has no operating assets or revenues, and is dependent upon the financial support of its shareholders. These matters raise substantial doubt about the
Trust's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule III is presented for the purpose of complying with the Securities and Exchange
Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Farmer, Fuqua, Hunt & Munselle, P.C.
Dallas, Texas
March 15, 1997





              WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                December 31,


                                ASSETS
                                                  1996
1995
                                                  ____
____

 Real estate                                    $168,588
$168,588

 Less allowance for possible losses            (168,588)
(168,588)
                                               _________
_________

                                                     ---
---
 Cash                                             12,152
880
                                               _________
________
                                                 $12,152
$880

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
      Note payable - related party               $60,000     $
---

      Accounts payable and accrued liabilities    19,444
36,673

      Unclaimed dividends                         20,174
20,174
                                                  ______
______

                                                  99,618
56,847

 Shareholders' Equity (Deficit)

      Preferred shares of beneficial
           interest; $.01 par value;
           authorized, 10,000,000 shares; -
           0- shares issued and outstanding
           at December 31, 1996 and 1995             ---
---

      Common shares of beneficial interest;
           $1.00 par value; authorized,
           10,000,000 shares; 542,413
           shares issued and outstanding at
           December 31, 1996 and 1995            196,235
196,235

      Additional paid-in capital                  44,205
44,205

      Accumulated deficit                      (327,906)
(296,407)
                                               _________
_________
                                                (87,466)
(55,967)
                                                ________
________

                                                 $12,152
$880


      The accompanying notes are an integral part of these statements.




              WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          Years Ended December 31,

                                       1996       1995       1994
                                       ____       ____       ____

 Revenues

   Rental operations, net           $    ---    $    ---   $
70,000

   Insurance proceeds                    ---         ---
7,049

   Gain on sale of land                  ---        3,765
---
                                       ______      ______
_____
                                         ---        3,765
77,049
                                       ______      ______
_______

 Expenses

   Interest                             2,584         ---
---

   Property expenses                    7,967       4,722
3,177

   Legal and professional              20,948      98,457
117,526
                                       ______     _______
_______
                                    $  31,499   $ 103,179  $
120,703
                                    _________   _________
_________



 NET LOSS                           $(31,499)   $(99,414)
$(43,654)

 Loss per share                     $   (.06)   $   (.18)  $
(.09)

 Distributions per share            $    ---    $     ---  $
---

 Weighted average shares of           542,413     542,413
505,172
   beneficial interest used in
   computing loss per share


      The accompanying notes are an integral part of these statements.




              WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(DEFICIT)
                Years Ended December 31, 1996, 1995 and 1994


                         Shares of      Additional
                         Beneficial      Paid-in    Accumulated
                          Interest       Capital      Deficit
   Total

Balance at January 1,
 1994                      $152,807       $   ---    $(153,339)
 $   (532)

 Issuance of 43,428
 common shares of
 beneficial interest
 for cash                    43,428           ---          ---
   43,428

 Net loss for the year          ---           ---      (43,654)
  (43,654)
                            _______        ______     _________
  ________

 Balance at December
  31, 1994                  196,235           ---     (196,993)
     (758)

  Contribution by
  Shareholders                  ---        44,205          ---
   44,205

  Net loss for the year         ---           ---      (99,414)
  (99,414)
                            _______        ______     _________
 _________

 Balance at December
  31, 1995                  196,235        44,205   (296,407)
(55,967)

  Net loss for the year         ---           ---    (31,499)
(31,499)
                            _______        ______    ________
________

 Balance at December
  31, 1996                 $196,235       $44,205  $(327,906)
$(87,466)



      The accompanying notes are an integral part of these statements.




              WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended December 31,


                                       1996       1995       1994
                                       ____       ____       ____

Cash flows from operating
activities

  Net loss                          $(31,499)   $(99,414)
$(43,654)

  Adjustments to reconcile net
    loss to net cash used for
    operating activities
    Gain on sale of real estate          ---      (3,765)
---

    Increase (decrease) in
    accounts payable and accrued
    liabilities                      (17,229)     23,002
(13,044)

    Decrease in deferred lease
    revenue                              ---         ---
(70,000)

    Expenses paid directly by
    shareholder                          ---      44,205
70,000
                                      _______   _________
________
  Net cash used for operating
  activities                         (48,728)    (35,972)
(56,698)

Cash flows from investing
activities

  Proceeds from sale of real
  estate                                 ---       3,765
---
                                      _______   _________
________

  Net cash provided by investing
  activities                             ---       3,765
---

Cash flows from financing
activities

  Proceeds from loans                  60,000        ---
---

  Sale of shares                         ---         ---
43,428
                                     ________   _________
________

  Net cash provided by financing
  activities                           60,000        ---
43,428
                                      ________   _________
________

 Increase (decrease) in cash           11,272    (32,207)
(13,270)

 Cash at beginning of year            $   880    $ 33,087   $
46,357
                                      _______    ________
________
 Cash at end of year                  $12,152    $    880   $
33,087

Supplemental cash flow
information

  Cash paid for interest              $  ---     $   ---    $
---


      The accompanying notes are an integral part of these statements.




                      WATERMARK INVESTORS REALTY TRUST
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1996, 1995 and 1994


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

Legal and Other Expenses

Legal and other expenses incurred for 1996, 1995 and 1994 include legal expenses of approximately $9,700, $62,000 and $100,000, respectively.

Income Taxes

Watermark is qualified as a REIT. To retain its REIT qualification,
Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that
Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 1996, 1995 or 1994 due to net operating losses.


NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination
(the "Plan" or the "Watermark Plan") approved by the shareholders in 1985 until June 30, 1994.


NOTE 3 - REAL ESTATE

At December 31, 1995 and 1994, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on
Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly-owned subsidiary and contributed the Park Road property to such subsidiary. At December 31, 1996 and 1995, the Trust's only significant asset was its ownership interest in such subsidiary.

During February 1995, the Trust sold a 4,429 square foot strip of land on the south side of the Parker Road property to the City of Houston, Texas for $3,765.


NOTE 4 - NOTE PAYABLE

                                                       1996
1995
                                                       ____
____

 Note payable to Abbestate Holding, Inc., a           $60,000
$ ---
 related party, with an interest rate of 12%, uncollateralized, with interest and principal due August 1, 1997

Interest on the note payable was $2,584 in 1996 and is included in accrued liabilities on the balance sheet at December 31, 1996.


NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 1996, net operating loss carryforwards of approximately $844,000 were available for tax purposes which, if not utilized, will expire at various dates through 2010.


NOTE 6 - RELATED PARTY TRANSACTIONS

On November 10, 1993 Davister Corp. ("Davister") and Davister's officers became officers of Watermark. On December 31, 1993 Watermark advanced
$70,000 to Davister. In 1994, Davister agreed to pay $70,000 of legal fees and other costs on behalf of Watermark to liquidate the advance.

From November 10, 1993 to December 5, 1995, Davister provided office space and legal, administrative and accounting services to the Trust under the supervision of the Trust's officers at that time (who were also officers of
Davister or one of its affiliates). Davister was not compensated by the
Trust for any services rendered during the years ended December
31, 1995,
1994 or 1993.

On December 24, 1993, Watermark entered into a ground lease on its Parker
Road property in Houston, Texas with Plano Outlet Mall, Ltd., a related party. The lease expired December 23, 1994 and required prepayment of the total annual rental of $70,000. For financial reporting purposes, the prepayment was classified as deferred lease revenue and was amortized ratably over the life of the lease.

Since December 5, 1995, HPI Capital, LLC has provided administrative and accounting services to the Trust under supervision of the Trust's officers
(two of whom are also officers of HPI Capital, LLC).  HPI
Capital, LLC has
not been compensated by the Trust for any services rendered to the Trust.


NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December
31, 1996 and 1995 follow:


                                      1996
1995

                               Carrying       Fair       Carrying
   Fair
                                amount       value        amount
  value

 Cash                           $12,152     $12,152         $880
   $880

 Note payable-related party      60,000      60,000          ---
    ---


The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.


NOTE 8 - ISSUANCE OF SHARES OF BENEFICIAL INTEREST

On November 10, 1994, Watermark issued 43,428 shares of beneficial interest for $43,428. The shares were purchased by one of the investor groups that acquired Davister's interest in Watermark.


NOTE 9 - LIQUIDATING DISTRIBUTION

The recorded par value of the outstanding common shares of beneficial interest has been reduced by $346,178, which represents the amount of a
1993 liquidating distribution in excess of additional paid-in capital.


NOTE 10 - RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.


NOTE 11 - GOING CONCERN

The Trust has no operating assets or revenues. Its continuation as a going concern is dependent upon the Trust's ability to raise additional capital from its shareholders or from third parties. The shareholders anticipate providing such financial support to the Trust. However, there can be no assurances that the shareholders will continue to provide such support or that the Trust will be successful in raising additional capital from other sources. Further, there can be no assurance, assuming the Trust successfully raises additional capital, that the Trust will achieve profitability or positive cash flow.




SCHEDULE III

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED
DEPRECIATION
                        December 31, 1996, 1995 and 1994


                                           Gross Amount
                               Cost          at which
                Initial     Capitalized     Carried at
                Cost to      Subsequent     December 31,
Valuation    Accumulated       Date     Depreciable
Description    Watermark   to Acquisition       1996
Allowance    Depreciation    Acquired   Life (years)

Undeveloped
land
Houston, TX     $162,729       $5,859         $168,588
$(168,588)       ---          Various       ---



A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 1996 is as follows:


 REAL ESTATE                             1996       1995
1994
 ___________                             ____       ____
____

 Balance at beginning of year          $168,588   $168,588
$168,588

 Sales                                   ---         ---
---

 Foreclosure additions                   ---         ---
---

 Improvements                            ---         ---
---
                                       _______     _______
_______

 Balance at end of year                $168,588   $168,588
$168,588

 ACCUMULATED DEPRECIATION

 Balance at beginning of year         $   ---      $  ---    $
---

 Sales                                    ---         ---
---

 Depreciation                             ---         ---
---
                                       _________   ________
_______
 Balance at end of year               $    ---    $   ---   $
---



Item 9. Changes and Disagreements with Accountants on Accounting and
Financial Disclosure.

     None.

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

     David S. Givner, 52, has been Trustee, President and Treasurer of the Trust since December 5, 1995, and is also the President/Managing Director of HPI Capital, LLC. Since 1992,
Mr. Givner has been President and Chief Operating Officer of various affiliates of HPI Capital, LLC. From 1987 until 1992, he was Senior Vice President/Director of Leasing and Consulting Services for Williams Real Estate Company based in New York, New York. Mr. Givner is also the sole shareholder and the President of DAGI Corporation, a Delaware corporation and the general partner of DAGI Limited Partnership, a Delaware limited partnership. Mr. Givner beneficially owns 59,655 Shares through DAGI Limited Partnership.

     Simon Mizrachi, 48, has been Trustee of the Trust since December 5, 1995 and is also the President of Midatlantic Agency, Inc. a Florida corporation and financial consulting company.
Mr. Mizrachi has served as President of Midatlantic Agency, Inc. since 1992. Mr. Mizrachi and Midatlantic Agency, Inc. are the sole partners of MIZ Investors Associates, a Delaware general partnership. Mr. Mizrachi has been a director and officer of PAZ Securities, Inc., an NASD broker/dealer firm, since 1978.
Mr. Mizrachi is an officer with PAK Investors, Inc., Pudgie's Chicken, Inc., Topaz Securities, Inc., Topaz, Inc., Cal-Mar, Inc., TMT Hanes, Inc., and TMT Sales, Inc. Mr. Mizrachi is also an officer of various affiliates of MIZ Investors Associates and Midatlantic Agency, Inc. Mr. Mizrachi beneficially owns 59,655 Shares through MIZ Investors Associates.

     Michael S. Verruto, 36, has been Trustee, Vice President and Secretary of the Trust since December 5, 1995 and is also the Vice President/Managing Director of HPI Capital, LLC, a North Carolina limited liability company that develops real estate. Since January 1990, Mr. Verruto has held various positions with various affiliates of HPI Capital, LLC, all of which are active in real estate development and management. Mr. Verruto is also the sole shareholder and the President and Treasurer of Fletcher Napolitano Styles and Verruto Holding Company, Inc., a Delaware corporation and the general partner of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., a Delaware limited partnership. Mr. Verruto beneficially owns 59,655 Shares through Fletcher Napolitano Styles and Verruto Family Property Partners, L.P.

Meetings and Committees of Trustees

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 1996, the Board of Trustees held one formal meeting and no matters were handled by unanimous written consent. The Board of Trustees has no standing audit, nominating or compensation committee.

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


Item 11.  Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 1996. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Security Ownership of Certain Beneficial Owners

     According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of February 28, 1997, of more than five percent (5%) of the outstanding Shares of the
Trust:

                                    Amount of       Percent of
        Name and Address           Beneficial         Shares
      of Beneficial Owner           Ownership     Outstanding(1)
      ___________________           _________     ______________

 Fletcher Napolitano Styles        59,665 (2)        11.0 (2)
 and                                 Shares
 Verruto Family Property
 Partners, L.P. (3)
 227 W. Trade Street
 Suite 2320
 Charlotte, NC 28202
 Attn: Michael S. Verruto

 MIZ Investors Associates (4)      59,665 (2)        11.0 (2)
 6971 N. Federal Highway             Shares
 Suite 203
 Boca Raton, FL 33487
 Attn: Simon and Joseph
 Mizrachi

 DAGI Limited Partnership (5)      59,665 (2)        11.0 (2)
 227 W. Trade Street                 Shares
 Suite 2320
 Charlotte, NC 28202
 Attn: David S. Givner

 Antapolis N.V.                    184,422 (2)       34.0 (2)
 c/o MeesPierson Trust               Shares
 (Curacao) N.V.
 Number 6 Curacao
 Netherlands Antilles
 Attn: John B. Goisiraweg

 _________________________

     (1)  Based on 542,413 Shares outstanding on February 28,
          1997.

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


Security Ownership of Management

     According to the Share transfer records of the Trust and other information available to the Trust, as of February 28, 1997, the current trustees and executive officers of the trust beneficially owned the following Shares:

      Name and Offices of          Amount of
       Beneficial Owner            Beneficial       Percent of
                                   Ownership         Class (1)

   David S. Givner, Trustee,       59,665 (2)        11.0 (2)
  (3) President and Treasurer

  Simon Mizrachi, Trustee (4)      59,665 (2)        11.0 (2)

 Michael S. Verruto, Trustee,      59,665 (2)        11.0 (2)
    (5) Vice President and
           Secretary

  All trustees and executive      178,995 (2)        33.0 (2)
      officers as a group

____________________________

     (1)  Based on 542,413 Shares outstanding on February 28,
          1997.

     (2) Does not include shares owned by others in group that filed a Schedule 13D dated November 10, 1994. The group consists solely of the four entities listed previously as the beneficial owners, which collectively own
       363,417 Shares or 67.0% of the issued and outstanding
Shares.

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



                             PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Consolidated Financial Statements:

               Balance Sheets as of December 31, 1996 and 1995.

               Statements of Operations for the years ended
               December 31, 1996, 1995 and 1994.

               Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

               Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994.

               Notes to Financial Statements.

     2.   Schedules:

               Schedule III - Real Estate Investments and
               Accumulated Depreciation.

               All other schedules are omitted since they are not required, are not applicable, or the information required is included in the financial statements or the notes thereto.

     3.   Exhibits:

          The following documents are filed as exhibits to this report:

          Exhibit
          Number         Description
          ______         ___________

           3.1      Declaration of Trust, as amended
                    (Incorporated by reference to Exhibit 3.1 to Registrant's Form and for the year ended
                    December 31, 1995).

           3.2      By-laws, as amended (Incorporated by
                    reference to Exhibit 3.1 to Registrant's Form and for the year ended December 31, 1995).

           21       List of Subsidiaries.

           27       Financial Data Schedule

           99       Trust Share Purchase Agreement dated
                    November 10, 1994 between Watermark Realty
                    Investors and MIZ Investors Associates.
                    (Incorporated by reference to Exhibit 28.1 to Registrant's Current Report on Form 8-K for November 10, 1994.)

(b)  Reports on Form 8-K.

     During the last quarter of the period covered by this report, no reports on Form 8-K were filed.




                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 25th day of March, 1997.

                              WATERMARK INVESTORS REALTY TRUST



                              By:  /s/ David S. Givner

                                   ______________________________
                                   David S. Givner
                                   Trustee, President and
Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




      Signature                    Title                   Date

 /s/ David S. Givner      Trustee, President and      March 25,
1997
     David S. Givner      Treasurer (Principal
                          Executive Officer and
                          Principal Financial and
                          Accounting Officer)

 /s/ Michael S. Verruto   Trustee, Vice President     March 25,
1997
     Michael S. Verruto   and Secretary