Form 10-Q
period 1997-03-31
WATERMARK INVESTORS REALTY TRUST
filed 1997-05-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 1997

Commission file Number:    0-6103


                        WATERMARK INVESTORS REALTY TRUST
(Exact name of registrant as specified in its charter.)


              Texas                          75-1372785
(State or other jurisdiction of                (I.R.S.
incorporation or organization)                Employer
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

     As of April 30, 1997, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1997 AND 1996


                                         THREE MONTHS ENDED
                                              MARCH 31,
                                       1997               1996
                                ------------------  -----------------
Professional fees                   $    2,302         $      987
Interest Expense                         1,775
                                ------------------  -----------------
Total Expense                            4,077                987
                                ------------------  -----------------
Net earnings (loss)                 $   (4,077)        $     (987)
                                ==================  =================
Earnings (loss per share of
beneficial interest)                $     (.01)        $        0
                                ==================  =================
Shares of beneficial interest
used in computing per share
amounts                                542,413            542,413
                                ==================  =================


The accompanying notes are an integral part of these Financial Statements.


                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                        MARCH 31,            DECEMBER 31,
                                           1997                  1996
                                      --------------       -------------
                                        (Unaudited)
ASSETS
         Real Estate                    $168,588              $168,588
         Less allowance for
         estimated losses               (168,588)             (168,588)
                                      ----------             ---------
                                               0                     0
                                      ----------             ---------
         Cash                              8,062                12,152
                                      ----------             ---------

TOTAL ASSETS                            $  8,062              $ 12,152
                                      ==========             =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

LIABILITIES
         Note payable-related
         party                           $60,000               $60,000
         Accrued Liabilities              19,431                19,444
         Unclaimed dividends              20,174                20,174
                                      ----------            ----------
                                         $99,605               $99,618
                                      ----------            ----------

SHAREHOLDERS' DEFICIT
         Shares of beneficial
         interest, $1.00 par
         value, authorized
         10,000,000 shares with
         542,413 issued and
         outstanding                     196,235               196,235
         Additional paid-in
         capital                          44,205                44,205
         Accumulated deficit            (331,983)             (327,906)
                                      ----------           -----------
                                      $  (91,543)          $   (87,466)
                                      ----------           -----------
TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                 $    8,062           $    12,152
                                      ==========           ===========

The accompanying notes are an integral part of these Financial Statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                          1997               1996
                                      -----------        ------------
                                                 (unaudited)
Cash flow from operating activities:
         Net earnings (loss)          $ (4,077)          $   (987)

Adjustment to reconcile net
cash provided by (used in)
operating activities
         Net change in accrued
         liabilities                       (13)              (987)
                                      --------           --------

Net cash used in Operations           $ (4,090)          $      0
                                      --------           --------

Decrease in cash                        (4,090)                 0

Cash
         At beginning of period         12,152                880
                                      --------           --------
         At end of period             $  8,062           $    880
                                      ========           ========




The accompanying notes are an integral part of these financial statements.


                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1997


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to Corporation's annual report on Form 10-K for the year ended December 31, 1996.


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At March 31, 1997, existing current liabilities exceed available cash by $91,500.

Balance Sheet Changes - Assets decreased by $4,000 for the quarter. Accrued liabilities were unchanged.

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


                            WATERMARK INVESTORS REALTY TRUST

Date: May 13, 1997          By:       /s/ David S. Givner
                                     --------------------
                                     David S. Givner
                                     Trustee, President and
                                     Treasurer
                                     (Principal Executive
                                     Officer and Principal
                                     Financial and Accounting
                                     Officer)


Date: May 13, 1997          By:       /s/ Michael S. Verruto
                                     -----------------------
                                     Michael S. Verruto
                                     Trustee, Vice President
                                     and Secretary