Form 10-Q
period 1997-06-30
WATERMARK INVESTORS REALTY TRUST
filed 1997-08-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1997

                                                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _________

Commission file Number:    0-6103

                     WATERMARK INVESTORS REALTY TRUST (Exact
                name of registrant as specified in its charter.)


           Texas                                    75-1372785
(State or other jurisdiction                     (I.R.S. Employer
    of incorporation or                         Identification No.)
       organization)

             227 West Trade Street, Suite 2320, Charlotte, NC 28202
                    (Address of principal executive offices)
                                   (Zip Code)


                                  (704)343-9334
              (Registrant's telephone number, including area code)

 ------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                                    changed)


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

     As of July 31, 1997, there were outstanding 542,413 shares of beneficial interest of the registrant.



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


                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                        THREE MONTHS ENDED    SIX MONTHS ENDED
                             JUNE 30,              JUNE 30,
                          1997      1996       1997       1996
                       --------- ---------  ---------  ---------
Gain on sale of
land                         ---       ---        ---        ---
                       --------- ---------  ---------  ---------

Professional Fees        $10,320   $15,765    $12,622    $16,752
Interest Expense           1,775                3,551
Other Expenses             1,397        87      1,397         87
                       --------- ---------  ---------  ---------
Total Expense             13,492    15,852     15,570     16,839
                       --------- ---------  ---------  ---------
Net earnings
(loss)                  ($13,492) ($15,852)  ($17,570)  ($16,839)
                       ========= =========  =========  =========

Earnings (loss)
per share of
beneficial
interest                  ($0.02)   ($0.03)    ($0.03)    ($0.03)
                       ========= =========  =========  =========
Shares of
beneficial
interest used in
computing per
share amounts            542,413   542,413    542,413    542,413
                       ========= =========  =========  =========


The accompanying notes are an integral part of these financial statements.



                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS


                                        JUNE 30,      DECEMBER 31,
                                          1997            1996
                                    --------------- ---------------
                                      (Unaudited)
ASSETS
    Real Estate                         $168,588        $168,588
    Less allowance for
    estimated losses                    (168,588)       (168,588)
                                    --------------- ---------------
                                               0               0
                                    --------------- ---------------
         Cash                              3,015          12,152
                                    --------------- ---------------
TOTAL ASSETS                              $3,015         $12,152
                                    =============== ===============

LIABILITIES AND SHAREHOLDERS'
DEFICIT
LIABILITIES
    Note payable-related party           $60,000         $60,000
    Accrued liabilities                   27,877          19,444
    Unclaimed dividends                   20,174          20,174
                                    --------------- ---------------
                                        $108,051         $99,618
                                    --------------- ---------------

SHAREHOLDERS' DEFICIT
    Shares of beneficial
      interest, $1.00 par value,
      authorized 10,000,00 shares
      with 542,413 issued and
      outstanding                        196,235         196,235
    Additional paid-in capital            44,205          44,205
    Accumulated deficit                 (345,476)       (327,906)
                                    ---------------- --------------
                                       $(105,036)       $(87,466)
                                    ---------------- --------------

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                     $3,015         $12,152
                                    ================ ==============

The accompanying notes are an integral part of these financial statements.



                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                            SIX MONTHS ENDED
                                                JUNE 30
                                          1997            1996
                                    --------------- ---------------
                                             (unaudited)
                                    --------------- ---------------
Cash flow from operating activities:
    Net earnings (loss)                 ($17,570)       ($16,839)
Adjustment to reconcile net cash
provided by (used in) operating
activities
    Net change in accrued
    liabilities                            8,433          16,752
                                    --------------- ---------------



Net cash used in Operations              ($9,137)           ($87)
                                    --------------- ---------------

Decrease in cash                          (9,137)            (87)
Cash
    At beginning of period                12,152             880
                                    --------------- ---------------
    At end of period                      $3,015            $793
                                    =============== ===============


The accompanying notes are an integral part of these financial statements.


                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1997


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


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At June 30, 1997, existing current liabilities exceed available cash by $105,000.

Balance Sheet Changes - Assets decreased by $5,000 for the quarter. Accrued liabilities increased by $8,400.

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


                        WATERMARK INVESTORS REALTY TRUST

Date: August 13, 1997         By:   /s/Michael S. Verruto
                                  ---------------------------
                                  Michael S. Verruto
                                  Trustee, Vice President
                                  and Secretary
				  (An Authorized Officer and
				   Chief Accounting Officer)