Form 10-Q
period 1997-09-30
WATERMARK INVESTORS REALTY TRUST
filed 1997-11-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1997

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

                 -----------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                                    changed)

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                        THREE MONTHS ENDED              NINE MONTHS ENDED
                           SEPTEMBER 30,                  SEPTEMBER 30,
                         1997         1996            1997            1996
                    ----------------------------------------------------------
Gain on sale of
land                      ----         ----            ----            ----
                    ----------------------------------------------------------
Professional Fees       $1,666         $260         $15,037         $17,849
Property taxes            ----         ----            ----            ----
Interest Expense         2,075          769           5,625             769
Other Expenses           2,146        3,248           2,793           2,499
                    ----------------------------------------------------------
Total Expense            5,887        4,277          23,455          21,117
                    ----------------------------------------------------------
Net earnings(loss)     ($5,887)     ($4,277)       ($23,455)       ($21,117)
                    ==========================================================
Earnings (loss)
per share of
beneficial
interest                ($0.01)      ($0.01)         ($0.04)         ($0.04)
                    ==========================================================
Shares of
beneficial
interest used in
computing per
share amounts          542,413      542,413         542,413         542,413
                    ==========================================================

The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS


                                        SEPTMBER 30,              DECEMBER 31,
                                            1997                      1996
                                      ----------------------------------------
                                        (Unaudited)
ASSETS

   Real Estate                           $168,588                  $168,588

   Less allowance for
   estimated losses                      (168,588)                 (168,588)
                                      ----------------------------------------
                                                0                         0
                                      ----------------------------------------
   Cash                                     3,800                    12,152
                                      ----------------------------------------
TOTAL ASSETS                               $3,800                   $12,152
                                      ========================================
LIABILITIES AND SHAREHOLDERS'
DEFICIT

LIABILITIES

   Note payable-related party             $70,000                   $60,000

   Accrued liabilities                     24,548                    19,444

   Unclaimed dividends                     20,174                    20,174
                                      ----------------------------------------
                                         $114,722                   $99,618
                                      ----------------------------------------
SHAREHOLDERS' DEFICIT

   Shares of beneficial
   interest, $1.00 par value,
   authorized 10,000,00 shares
   with 542,413 issued and
   outstanding                            196,235                   196,235

   Additional paid-in capital              44,205                    44,205

   Accumulated deficit                   (351,362)                 (327,906)
                                      ----------------------------------------
                                        $(110,922)                 $(87,466)
                                      ----------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                      $3,800                   $12,152
                                      ========================================

The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                           1997                      1996
                                      ----------------------------------------
                                                     (unaudited)
Cash flow from operating activities:
   Net earnings (loss)                   ($23,456)                 ($21,117)

Adjustment to reconcile net cash
provided by (used in) operating
activities

   Net change in accrued liabilities        5,104                    (5,707)
                                      ----------------------------------------

Net cash used in Operations              ($18,351)                 ($26,824)
                                      ----------------------------------------
Cash flows from financing:
   Proceeds from note payable              10,000                    60,000
                                      ----------------------------------------

Increase (decrease) in cash                (8,352)                   33,176

Cash

   At beginning of period                  12,152                       880
                                      ----------------------------------------
   At end of period                        $3,800                   $34,056
                                      ========================================

The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1997

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

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At September 30, 1997, existing current liabilities exceed available cash by $111,000.

Balance Sheet Changes - Assets increased by $800 for the quarter. Accrued liabilities decreased by $3,000. A $10,000 loan from a related party funded the payment of liabilities.

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

                                        WATERMARK INVESTORS REALTY TRUST


Date:  September 13, 1997               By:  /s/ Michael S. Verruto
					    ---------------------------------
                                        Michael S. Verruto
                                        Trustee, Vice President and Secretary
                                        (An Authorized Officer and
                                        Chief Accounting Officer)