Form 10-K
period 1997-12-31
WATERMARK INVESTORS REALTY TRUST
filed 1998-04-14
CIK 85942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended          December 31, 1997
                         ------------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                              to
                               -----------------------------   ----------------
Commission file number              0-6103
                       --------------------------------------------------------

                        Watermark Investors Realty Trust
             (Exact name of registrant as specified in the charter)


                         Texas                                   75-1372785
----------------------------------------------------     -----------------------
            (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)               Identification No.)


227 West Trade Street, Suite 2320, Charlotte, North Carolina            28202
-------------------------------------------------------------       ------------
               (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code            704/343-9334
                                                   ----------------------------

          Securities registered pursuant to Section 12(b) of the Act:


    Title of each class               Name of each exchange on which registered
            None                                          None
-------------------------------       ------------------------------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[     ]

         The aggregate market value of the 178,996 shares of Beneficial Interest
(voting   securities)   held  by   non-affiliates   of  the  Registrant  is  not
ascertainable since no trading market presently exists for such shares.

         As of March 25, 1998, there were 542,413 shares of Beneficial Interest of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report, on Form 10-K, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the real estate industry including its cyclical nature, and competitive factors, changes in generally accepted accounting principles, changes in federal tax laws regarding Real Estate Investment Trusts, and the risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in the Annual Report.


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

Item 2.  Properties.

         At December 31, 1997, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. The Trust has held the Parker Road property for sale for several years, has listed the property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such property for a park site. Management presently intends to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance, and maintenance.

Item 3.  Legal Proceedings.

         At December 31, 1997, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

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

         No regular dividends on Shares were paid in 1996 or 1997. As of March 25, 1998, 542,413 Shares were held by approximately 300 holders of record. (dollars in thousands, except per share)

Item 6.  Selected Financial Data.

         The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.


                                                            For the Years Ended December 31,
                                 --------------------------------------------------------------------------------------
                                     1997               1996              1995            1994             1993
                                     ----               ----              ----            ----             ----

Statement of Operations
Data
Rental Operations, net             $      -           $      -         $      -        $     70          $      -
Real estate sales, net                    -                  -                -               -                 -
Interest Income                           -                  -                -               -                22
Gain on Sale of Land                      -                  -                4               -                 -
Net earnings <loss>                     <31>               <31>             <99>            <44>                7
Earnings <loss> per share          $   <.06>          $   <.06>        $   <.18>       $   <.09>         $    .01

Distributions per share            $      -           $      -         $      -        $      -          $   2.80
Weighted average shares             542,413            542,413          542,413         505,172           498,985
outstanding
Balance Sheet Data
------------------
Total assets                              1                 12                1              33               116
(deficit)                              <118>          $    <87>        $    <56>       $     <1>         $     <1>


Item 7.ld Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

         Watermark's primary revenue sources for the three years ended December 31, 1997, were interest income and sales of real estate. Watermark's properties consisted of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of land to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 1995, 1996 or 1997.

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

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Report of Farmer, Fuqua, Hunt & Munselle, P.C.
         Independent Auditors.................................................6

Consolidated Balance Sheets as of December 31, 1997 and 1996..................7

Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995..............................................8

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended December 31, 1997, 1996 and 1995..........................9

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995.............................................10

Notes to Consolidated Financial Statements...................................11

Schedule III - Real Estate Investments and Accumulated Depreciation..........14

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To Board of Trustees and Shareholders
Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Trust has no operating assets or revenues, and is dependent upon the financial support of its shareholders. These matters raise substantial doubt about the Trust's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 10. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

As more fully described in Note 2, Watermark Investors Realty Trust was operating under a Plan of Complete Liquidation and Termination until June 30, 1994. The consolidated financial statements include adjustments to reflect assets at their net realizable value as determined by the Trust's management. The ultimate value of the assets will be determined at the time of sale and may differ significantly from the value as determined by the Trust's management.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule III is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

FARMER, FUQUA, HUNT & MUNSELLE, P.C.
Dallas, Texas
April 4, 1998

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996



                                     ASSETS


                                                                              1997               1996
                                                                              ----               ----

Real estate                                                               $  168,588          $  168,588
Less allowance for possible losses                                          (168,588)           (168,588)
                                                                          ----------           ----------
                                                                                  --                  --
                                                                                  --                  --
Cash                                                                              74              12,152
                                                                          ----------          ----------
                                                                          $       74          $   12,152
                                                                          ==========          ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
    Note payable - related party                                          $   70,350          $   60,000
    Accounts payable and accrued liabilities                                  17,478              16,860
        Accrued interest payable - related party                              10,306               2,584
    Unclaimed dividends                                                       20,174              20,174
                                                                            --------           ---------
                                                                             118,308              99,618

Shareholders' Equity (Deficit)
    Preferredshares of  beneficial  interest;  $.01 par value;  authorized,
       10,000,000 shares; -0- shares issued and outstanding at
       December 31, 1997 and 1996                                                ---                 ---
    Common shares of beneficial interest; $1.00 par value; authorized,
       10,000,000 shares; 542,413 shares issued and outstanding at
       December 31, 1997 and 1996                                            196,235             196,235
    Additional paid-in capital                                                44,205              44,205
    Accumulated deficit                                                     (358,674)           (327,906)
                                                                            ---------           ---------
                                                                            (118,234)            (87,466)
                                                                            ---------           ---------
                                                                          $       74          $   12,152
                                                                           ==========          ==========



        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1997, 1996 and 1995


                                                                   1997                  1996                 1995
                                                                   ----                  ----                 ----
Revenues
         Gain on sale of land                                 $     ---             $     ---            $   3,765
                                                               --------              --------            ---------
                                                                    ---                   ---                3,765
                                                               --------              --------            ---------
Expenses

         Interest - related party                                 7,722                 2,584                  ---
         Property expenses                                        6,805                 7,967                4,722
         Legal and professional                                  16,241                20,948               98,457
                                                               --------              --------             --------
                                                                 30,768                31,499              103,179
                                                               --------              --------             --------

NET LOSS                                                      $(30,768)             $(31,499)            $(99,414)
                                                               ========              ========             ========
Loss per share                                                    (.06)             $   (.06)            $   (.18)
                                                               ========              ========             ========
Distributions per share                                       $    ---              $    ---             $    ---
                                                               ========              ========             ========
Weighted average shares of beneficial interest used in
         computing loss per share                               542,413               542,413              542,413
                                                               ========              ========             ========




        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 1997, 1996 and 1995


                                                      Shares of           Additional
                                                      Beneficial            Paid-in             Accumulated
                                                       Interest             Capital               Deficit                Total

Balance at January 1, 1995                              $196,235             $    ---            $(196,993)           $    (758)
         Contribution by Shareholders                        ---               44,205                   ---              44,205
         Net loss for the year                               ---                  ---              (99,414)             (99,414)
                                                        --------              -------             ---------             --------
Balance at December 31, 1995                             196,235               44,205             (296,407)             (55,967)
         Net loss for the year                               ---                  ---              (31,499)             (31,499)
                                                        --------              -------             ---------             --------
Balance at December 31, 1996                             196,235               44,205             (327,906)             (87,466)
                                                        --------              -------             ---------             --------
         Net loss for the year                               ---                  ---              (30,768)             (30,768)
                                                        --------              -------             ---------             --------
Balance at December 31, 1997                            $196,235             $ 44,205            $(358,674)           $(118,234)
                                                        ========              =======             =========           ==========






        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1997, 1996 and 1995



                                                                       1997                 1996                  1995
                                                                       ----                 ----                  ----

Cash flows from operating activities
   Net loss                                                        $(30,768)           $ (31,499)            $ (99,414)
   Adjustments to reconcile net loss to net cash used for
      operating activities
      Gain on sale of real estate                                       ---                  ---                (3,765)
      Increase (decrease) in accounts payable and accrued
      liabilities                                                     8,340              (17,229)               23,002
      Expenses paid directly by shareholder                             ---                  ---                44,205
                                                                    --------            ---------             ---------
   Net cash used for operating activities                           (22,428)             (48,728)              (35,972)
Cash flows from investing activities
   Proceeds from sale of real estate                                    ---                  ---                 3,765
                                                                    --------            ---------             ---------
   Net cash provided by investing activities                            ---                  ---                 3,765
Cash flows from financing activities
   Proceeds from loans                                               10,350               60,000                   ---
                                                                    --------            ---------             ---------
   Net cash provided by financing activities                         10,350               60,000                   ---
                                                                    --------            ---------             ---------
Increase (decrease) in cash                                         (12,078)              11,272               (32,207)
Cash at beginning of year                                            12,152                  880                33,087
                                                                    --------            ---------             ---------
Cash at end of year                                                $     74            $  12,152             $     880
                                                                    --------            =========             =========
Supplemental cash flow information                                 $     ---           $     ---             $     ---
                                                                    --------            ---------             ---------
   Cash paid for interest


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


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

Earnings (Loss) Per Share

Earnings (loss) per share (EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to Watermark due to the absence of dilutive potential common shares. The adoption of SFAS 128 had no effect on previously reported EPS.

Consolidated Statements of Cash Flows

Watermark does not consider any of its assets to meet the definition of a cash equivalent.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Legal and Other Expenses

Legal and other expenses incurred for 1997, 1996 and 1995 include legal expenses of approximately $5,900, $9,700, and $62,000, respectively.

Income Taxes

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 1997, 1996 or 1995, due to net operating losses.


NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination (the "Plan" or the "Watermark Plan") approved by the shareholders in 1985 until June 30, 1994.


NOTE 3 - REAL ESTATE

At December 31, 1997 and 1996, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly-owned subsidiary and contributed the Park Road property to such subsidiary. At December 31, 1997 and 1996, the Trust's only significant asset was its ownership interest in such subsidiary.

During February 1995, the Trust sold a 4,429 square foot strip of land on the south side of the Parker Road property to the City of Houston, Texas for $3,765.


NOTE 4 - NOTE PAYABLE

Note payable to Abbestate Holding, Inc., a related party, with an interest rate of 12%, uncollateralized, with interest and principal due August 1, 1998.

                                                        1997           1996
                                                        ----           ----

                                                      $70,350        $60,000
                                                       ======         ======


NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 1997, net operating loss carryforwards of approximately $876,000 were available for tax purposes which, if not utilized, will expire at various dates through 2010.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995

NOTE 6 - RELATED PARTY TRANSACTIONS

From November 10, 1993 to December 5, 1995, Davister Corp. ("Davister") provided office space and legal, administrative and accounting services to the Trust under the supervision of the Trust's officers at that time (who were also officers of Davister or one of its affiliates). Davister was not compensated by the Trust for any services rendered during this period.

Since December 5, 1995, HPI Capital, LLC has provided administrative and accounting services to the Trust under supervision of the Trust's officers (two of whom are also officers of HPI Capital, LLC). HPI Capital, LLC has not been compensated by the Trust for any services rendered to the Trust.

NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December 31, 1997 and 1996 follow:


                                                  1997                                         1996
                                                  ----                                         ----

                                     Carrying             Fair                   Carrying             Fair
                                      amount              value                   amount              value
                                     --------            -------                 --------            -------
Cash                                 $    74             $    74                 $12,152             $12,152
Note payable-related party            70,350              70,350                  60,000              60,000


The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.


NOTE 8 - LIQUIDATING DISTRIBUTION

The recorded par value of the outstanding common shares of beneficial interest has been reduced by $346,178, which represents the amount of a 1993 liquidating distribution in excess of additional paid-in capital.


NOTE 9 - RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.


NOTE 10 - GOING CONCERN

The Trust has no operating assets or revenues. Its continuation as a going concern is dependent upon the Trust's ability to raise additional capital from its shareholders or from third parties. The shareholders anticipate that they will continue to provide such financial support to the Trust. However, there can be no assurances that the shareholders will continue to provide such support or that the Trust will be successful in raising additional capital from other sources. Further, there can be no assurance, assuming the Trust successfully obtains such support, that the Trust will achieve profitability or positive cash flow.

                                                                   SCHEDULE III


                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                        December 31, 1997, 1996 and 1995



                                           Cost        Gross Amount
                                       Capitalized       at which
                            Initial     Subsequent      Carried at
                            Cost to         to         December 31,     Valuation     Accumulated      Date      Depreciable
       Description         Watermark   Acquisition         1997         Allowance    Depreciation    Acquired   Life (years)
       -----------         ---------   -----------        ------        ---------    ------------    --------   ------------

Undeveloped                $162,729       $5,859         $168,588       $(168,588)        ---         Various        ---
land Houston, TX           ========       ======         ========       ==========       =====


A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 1997 is as follows:



REAL ESTATE                                            1997                 1996                1995
-----------                                            ----                 ----                ----

Balance at beginning of year                         $168,588             $168,588            $168,588
Sales                                                   ---                  ---                ---
Foreclosure additions                                   ---                  ---                ---
Improvements                                            ---                  ---                ---
                                                      -------              -------             -------
Balance at end of year                               $168,588             $168,588            $168,588
                                                      =======              =======             =======
ACCUMULATED DEPRECIATION
Balance at beginning of year                         $  ---               $  ---              $  ---
Sales                                                   ---                  ---                 ---
Depreciation                                            ---                  ---                 ---
                                                      -------              -------             -------
Balance at end of year                               $  ---               $  ---              $  ---
                                                      =======              =======             =======


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. The Trustees are responsible for the general investment policies of the Trust and for such general supervision of the business of the Trust conducted by officers, agents, employees, investment advisors or independent contractors of the Trust as may be necessary to insure that such business conforms to the provisions of the Declaration of Trust. Pursuant to Article II, Section 2.1 of the Declaration of Trust, as amended, of the Trust, there shall not be less than two (2), nor more than fifteen (15), Trustees of the Trust. The number of Trustees shall be determined from time to time by resolution of the Trustees and the current number of Trustees is set at three (3). Trustees may succeed themselves in office and are required to be individuals at least 21 years old not under legal disability and at least a majority must be natural persons. Commencing with the 1996 annual meeting of shareholders, the Board of Trustees of the Trust has been divided into three classes, each class consists as nearly as possible of one-third of the Trustees. The term of office of one class of Trustees expires each year. After the 1996 annual meeting of shareholders, the Trustees of the class elected at each annual meeting of shareholders thereafter shall hold office for a term of three years.

         The current Trustees of the Trust (two of whom are also the executive officers) are listed below, together with their ages, all positions and offices with the Trust and their principal occupations, business experience and directorships with other companies during the last five years or more.

         David S. Givner, 53, has been Trustee, President and Treasurer of the Trust since December 5, 1995, and is also the President/Managing Director of HPI Capital, LLC. Since 1992, Mr. Givner has been President and Chief Operating Officer of various affiliates of HPI Capital, LLC. From 1987 until 1992, he was Senior Vice President/Director of Leasing and Consulting Services for Williams Real Estate Company based in New York, New York. Mr. Givner is also the sole shareholder and the President of DAGI Corporation, a Delaware corporation and the general partner of DAGI Limited Partnership, a Delaware limited partnership. Mr. Givner beneficially owns 59,655 Shares through DAGI Limited Partnership.

         Simon Mizrachi, 49, has been Trustee of the Trust since December 5, 1995 and is also the President of Midatlantic Agency, Inc. a Florida corporation and financial consulting company. Mr. Mizrachi has served as President of Midatlantic Agency, Inc. since 1992. Mr. Mizrachi and Midatlantic Agency, Inc. are the sole partners of MIZ Investors Associates, a Delaware general partnership. Mr. Mizrachi has been a director and officer of PAZ Securities, Inc., an NASD broker/dealer firm, since 1978. Mr. Mizrachi is an officer with PAK Investors, Inc., Pudgie's Chicken, Inc., Topaz Securities, Inc., Topaz, Inc., Cal-Mar, Inc., TMT Hanes, Inc., and TMT Sales, Inc. Mr. Mizrachi is also an officer of various affiliates of MIZ Investors Associates and Midatlantic Agency, Inc. Mr. Mizrachi beneficially owns 59,655 Shares through MIZ Investors Associates.

         Michael S. Verruto, 37, has been Trustee, Vice President and Secretary of the Trust since December 5, 1995 and is also the Vice President/Managing Director of HPI Capital, LLC, a North Carolina limited liability company that develops real estate. Since January 1990, Mr. Verruto has held various positions with various affiliates of HPI Capital, LLC, all of which are active in real estate development and management. Mr. Verruto is also the sole shareholder and the President and Treasurer of Fletcher Napolitano Styles and Verruto Holding Company, Inc., a Delaware corporation and the general partner of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., a Delaware limited partnership. Mr. Verruto beneficially owns 59,655 Shares through Fletcher Napolitano Styles and Verruto Family Property Partners, L.P.

Meetings and Committees of Trustees

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 1997, the Board of Trustees held no formal meetings and no matters were handled by unanimous written consent.
The Board of Trustees has no standing audit, nominating or compensation committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 1997. To the best knowledge of the current officers of the Trust, based upon the representations of its former trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.

Item 11.  Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 1997. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

         According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of March 25, 1998, of more than five percent (5%) of the outstanding Shares of the Trust:



                  Name and Address                                  Amount of                   Percent of Shares
                 of Beneficial Owner                          Beneficial Ownership                Outstanding1

Fletcher Napolitano Styles and                                       59,6652                          11.02
Verruto Family Property Partners, L.P.3                              Shares
227 W. Trade Street
Suite 2320
Charlotte, NC 28202
Attn: Michael S. Verruto

MIZ Investors Associates4                                            59,6652                          11.02
6971 N. Federal Highway                                              Shares
Suite 203
Boca Raton, FL 33487
Attn: Simon and Joseph Mizrachi

DAGI Limited Partnership5                                            59,6652                          11.02
227 W. Trade Street                                                  Shares
Suite 2320
Charlotte, NC 28202
Attn: David S. Givner

Antapolis N.V.                                                      184,4222                          34.02
c/o MeesPierson Trust                                                Shares
(Curacao) N.V.
Number 6 Curacao
Netherlands Antilles
Attn: John B. Goisiraweg

------------------------------------

1Based on 542,413 Shares outstanding on March 25, 1998.

2Does not include shares owned by others in group that filed a Schedule 13D dated November 10, 1994. The group consists solely of the four entities listed above, which collectively own 363,417 Shares or 67.0% of the issued and outstanding Shares.

3Through his control of Fletcher  Napolitano  Styles and Verruto Family Property
Partners, L.P., Michael S. Verruto is deemed the beneficial owner of 59,665 shares.

4Through their control of MIZ Investors Associates, Simon and Joseph Mizrachi are deemed to share beneficial ownership of 59,665 shares.

5Through his control of DAGI Limited Partnership, David S. Givner is deemed the beneficial owner of 59,665 shares.






Security Ownership of Management

         According to the Share transfer records of the Trust and other information available to the Trust, as of March 25, 1998, the current trustees and executive officers of the trust beneficially owned the following Shares:



  Name and Offices of Beneficial                Amount of
               Owner                       Beneficial Ownership             Percent of Class1

    David S. Givner, Trustee,3                   59,6652                          11.02
      President and Treasurer
     Simon Mizrachi, Trustee4                    59,6652                          11.02
   Michael S. Verruto, Trustee,5                 59,6652                          11.02
   Vice President and Secretary

    All trustees and executive                   178,9952                         33.02
        officers as a group

------------------------------------

1Based on 542,413 Shares outstanding on March 25, 1998.

2Does not include shares owned by others in group that filed a Schedule 13D dated November 10, 1994. The group consists solely of the four entities listed above, which collectively own 363,417 Shares or 67.0% of the issued and outstanding Shares.

3Through his control of DAGI Limited Partnership, David S. Givner is deemed the beneficial owner of 59,665 shares.

4Through their control of MIZ Investors Associates, Simon and Joseph Mizrachi are deemed to share beneficial ownership of 59,665 shares.

5Through his control of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., Michael S. Verruto is deemed the beneficial owner of 59,665 shares.



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

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Consolidated Financial Statements:

               Balance Sheets as of December 31, 1997 and 1996.

               Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

               Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

               Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

     3.   Exhibits:

               The following documents are filed as exhibits to this report:

        Exhibit
        Number                    Description

         3.1 Declaration of Trust, as amended (Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 1995).

         3.2        By-laws,  as amended  (Incorporated  by reference to Exhibit
                    3.1 to Registrant's Form 10-K for the year ended December 31, 1995).

        21 List of Subsidiaries. (Incorporated by reference to Exhibit 21 to Registrant's Form 10-K for the year ended December 31,
                    1996).

        27         Financial Data Schedule

(b)  Reports on Form 8-K.

         During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 14th day of April, 1998.

                        WATERMARK INVESTORS REALTY TRUST


                        /s/ David S. Givner
                        -------------------------------------
                            David S. Givner
                            Trustee, President and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                                Title                        Date

 /s/ David S. Givner         Trustee, President and Treasurer     April 14, 1998
---------------------------  (Principal Executive Officer and
     David S. Givner          Principal Financial and Accounting
                              Officer)

 /s/ Michael S. Verruto      Trustee, Vice President and          April 14, 1998
---------------------------  Secretary
     Michael S. Verruto

                                                                     Exhibit 21