Form 10-Q
period 1998-03-31
WATERMARK INVESTORS REALTY TRUST
filed 1998-05-15
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1998

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

     As of April 30, 1998, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
		    FOR THE THREE MONTHS ENDED MARCH 31, 1998
				and March 31, 1997


	                        THREE MONTHS ENDED
	                             MARCH 31
	                         1998         1997
	                    -------------------------

Professional Fees		-----        2,302
Interest Expense	        2,093        1,775
Other Expenses			  750	     -----
	                    -------------------------
Total Expense	            	2,843        4,077
	                    -------------------------
Net earnings(loss)	      $(2,843)     $(4,077)
	                    =========================
Earnings (loss) per
share of beneficial
interest	               $(0.01)      $(0.01)
	                    =========================
Shares of beneficial
interest used in
computing per share
amounts		              542,413      542,413
	                    =========================

The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS


                                          MARCH 31,              DECEMBER 31,
                                            1998                     1997
                                      ----------------------------------------
                                        (Unaudited)
ASSETS

   Real Estate                           $168,588                  $168,588

   Less allowance for
   estimated losses                      (168,588)                 (168,588)
                                      ----------------------------------------
                                                0                         0
                                      ----------------------------------------
   Cash                                       316                        74
                                      ----------------------------------------
TOTAL ASSETS                                 $316                       $74
                                      ========================================
LIABILITIES AND SHAREHOLDERS'
DEFICIT

LIABILITIES

   Note payable-related party             $73,100                   $70,350

   Accounts Payable and
     Accrued liabilities                   15,719                    17,478

   Accrued Interest Payable -
     Related Party			   12,399		     10,306

   Unclaimed dividends                     20,174                    20,174
                                      ----------------------------------------
                                         $121,392                  $118,308
                                      ----------------------------------------
SHAREHOLDERS' DEFICIT

   Shares of beneficial
   interest, $1.00 par value,
   authorized 10,000,00 shares
   with 542,413 issued and
   outstanding                            196,235                   196,235

   Additional paid-in capital              44,205                    44,205

   Accumulated deficit                   (361,516)                 (358,674)
                                      ----------------------------------------
                                        $(121,076)                $(118,234)
                                      ----------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                        $316                       $74
                                      ========================================

The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                           1998                      1997
                                      ----------------------------------------
                                                     (unaudited)
Cash flow from operating activities:
   Net earnings (loss)                    $(2,843)                 $(4,077)

Adjustment to reconcile net cash
provided by (used in) operating
activities

   Net increase (decrease) in
     accounts payable and accrued
     liabilities			      335                      (13)
                                      ----------------------------------------

Net cash used in Operations               $(2,508)                  $(4,090)
                                      ----------------------------------------

Cash flows from financing:
   Proceeds from note payable		    2,750		      -----
                                      ----------------------------------------

Increase (decrease) in cash	              242                    (4,090)

Cash

   At beginning of period                      74                    12,152
                                      ----------------------------------------
   At end of period                          $316                    $8,062
                                      ========================================

The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1998

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 8 to Corporation's annual report on Form 10-K for the year ended December 31, 1997.

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity  and  Capital  Resources  -   At  March  31,  1998,  existing  current
liabilities exceed available cash by $121,000.

Balance Sheet Changes - Assets increased by $300 for the quarter. Accounts Payable and Accrued Liabilities decreased by $300.

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

                                        WATERMARK INVESTORS REALTY TRUST


Date:  May 15, 1998                     By:  /s/ Michael S. Verruto
					    ---------------------------------
                                        Michael S. Verruto
                                        Trustee, Vice President and Secretary
                                        (An Authorized Officer and
                                        Chief Accounting Officer)