Form 10-Q
period 1998-06-30
WATERMARK INVESTORS REALTY TRUST
filed 1998-08-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

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

     As of July 31, 1998, there were outstanding 542,413 shares of beneficial interest of the registrant.


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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                           1998      1997      1998     1997
                                      ------------------------------------------
Gain on sale of land                         ---       ---       ---      ---
                                      ------------------------------------------

Professional Fees                        $11,179   $10,320   $11,179  $12,622
Interest Expense                           2,533     1,775     4,626    3,551
Other Expenses                             2,389     1,397     3,139    1,397
Total Expense                             16,101    13,492    18,944   17,570
Net earnings (loss)                      (16,101)  (13,492)  (18,944) (17,570)
                                      ==========================================
Earnings (loss) per share of
beneficial interest                      ($0.02)   ($0.02)   ($0.03)  ($0.03)
                                      ==========================================
Shares of beneficial interest used
in computing per share amounts           542,413   542,413   542,413  542,413
                                      ==========================================

The accompanying notes are an integral part of these financial statements.


                        WATERMARK INVESTORS REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS

                                  JUNE 30,        DECEMBER 31,
                                    1998              1997
                               --------------------------------
                                (Unaudited)
ASSETS

   Real Estate                    $168,588          $168,588

   Less allowance for
   estimated losses               (168,588)         (168,588)
                               --------------------------------
                                         0                 0
                               --------------------------------
   Cash                              2,451                74
                               --------------------------------
TOTAL ASSETS                        $2,451               $74
                               ================================
LIABILITIES AND SHAREHOLDERS'
DEFICIT

LIABILITIES

   Note payable-related party      $90,100           $70,350

     Accrued liabilities            14,423            17,478

   Accrued Interest Payable -
     Related Party                  14,931            10,306

   Unclaimed dividends              20,174            20,174
                               --------------------------------
                                  $139,628          $118,308
                               --------------------------------
SHAREHOLDERS' DEFICIT

   Shares of beneficial
   interest, $1.00 par value,
   authorized 10,000,000 shares
   with 542,413 issued and
   outstanding                     196,235           196,235

   Additional paid-in capital       44,205            44,205

   Accumulated deficit            (377,617)         (358,674)
                               --------------------------------
                                 $(137,177)        $(118,234)
                               --------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT               $2,451               $74
                               ================================

The accompanying notes are an integral part of these financial statements.


                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                           1998                1997
                                      ---------------------------------
                                                 (unaudited)
Cash flow from operating activities:
   Net earnings (loss)                  $(18,944)           $(17,570)

Adjustment to reconcile net cash
provided by (used in) operating
activities

  Net change in accrued
  liabilities and accrued interest         1,571               8,433

                                      ---------------------------------

Net cash used in Operations             $(17,373)            $(9,137)
                                      ---------------------------------

Cash flows from financing:
  Proceeds from note payable              19,750                  --
                                      ---------------------------------

Increase (decrease) in cash               (2,377)             (9,137)

Cash

   At beginning of period                     74              12,152
                                      ---------------------------------
   At end of period                       $2,451              $3,015
                                      =================================

The accompanying notes are an integral part of these financial statements.


                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1998

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

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At June 30, 1998, existing current liabilities exceed available cash by $137,000.

Balance Sheet Changes - Assets increased by $2,000 for the quater. Accrued liabilities decreased by $300. Accrued interest increased by $2,500.

     In the opinion of management, no problems exist with respect to the Year 2000 issue.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                       WATERMARK INVESTORS REALTY TRUST


Date:  August 14, 1998                 By: /s/ David S. Givner
					   ____________________________________
                                           David S. Givner
                                           Trustee, President and Treasurer
                                           (An Authorized Officer and Principal
                                           Executive, Financial, and Accounting
                                           Officer)