Form 10-Q
period 1998-09-30
WATERMARK INVESTORS REALTY TRUST
filed 1998-11-13
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended: September 30, 1998

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


        ----------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if changed)

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

     As of September 30, 1998, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)




                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                     1998                 1997                 1998                 1997
                             -------------------- --------------------  -------------------  -------------------


Gain on sale of land                          ---                  ---                  ---                  ---
                             -------------------- --------------------  -------------------  -------------------
Professional Fees                          $1,932               $1,666              $15,111              $15,037
Property taxes                               ----                 ----                  243                 ----
Interest Expense                            2,710                2,075                7,336                5,625
Other Expenses                               ----                2,146                1,396                2,793
                             -------------------- --------------------  -------------------  -------------------
Total Expense                               4,642                5,887               24,086               23,455
                             -------------------- --------------------  -------------------  -------------------
Net earnings(loss)                       ($4,642)             ($5,887)            ($24,086)            ($23,455)
                             ==================== ====================  ===================  ===================
Earnings (loss)
per share of
beneficial interest                       ($0.01)              ($0.01)              ($0.04)              ($0.04)
                             ==================== ====================  ===================  ===================
Shares of beneficial
interest used in
computing per share
amounts                                   542,413              542,413              542,413              542,413
                             ==================== ====================  ===================  ===================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS



                                                              SEPTMBER 30,                 DECEMBER 31,
                                                                  1998                         1997
                                                      ---------------------------- -----------------------------
                                                      (Unaudited)


ASSETS
         Real Estate                                                      $168,588                      $168,588
         Less allowance for
         estimated losses                                                (168,588)                     (168,588)
                                                      ---------------------------- -----------------------------
                                                                                 0                             0
                                                      ---------------------------- -----------------------------
         Cash                                                                  769                            74
                                                      ---------------------------- -----------------------------
TOTAL ASSETS                                                                  $769                           $74
                                                      ============================ =============================
LIABILITIES AND SHAREHOLDERS'
DEFICIT
LIABILITIES
         Note payable-related party                                        $90,100                       $70,350
         Accrued liabilities                                                15,173                        17,478
         Accrued interest payable-
            related party                                                   17,641                        10,306
         Unclaimed dividends                                                20,174                        20,174
                                                      ---------------------------- -----------------------------
                                                                          $143,088                      $118,308
                                                      ---------------------------- -----------------------------
SHAREHOLDERS' DEFICIT Shares of beneficial
         interest, $1.00 par value, authorized
         10,000,00 shares with 542,413 issued and
         outstanding                                                       196,235                       196,235
         Additional paid-in capital                                         44,205                        44,205
         Accumulated deficit                                             (382,759)                     (358,674)
                                                      ---------------------------- -----------------------------
                                                                        $(142,319)                    $(118,234)
                                                      ---------------------------- -----------------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                                                         $769                           $74
                                                      ============================ =============================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997




                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                            1998                          1997
                                                   ---------------------         ---------------------
                                                                           (unaudited)

Cash flow from operating activities:
    Net earnings (loss)                                        ($24,086)                     ($23,456)
Adjustment to reconcile net cash
provided by (used in) operating
activities
         Net change in accrued
         liabilities                                               5,031                         5,104
                                                   ---------------------         ---------------------

Net cash used in Operations                                    ($19,055)                     ($18,352)
                                                   ---------------------         ---------------------
Cash flows from financing:
     Proceeds from note payable                                   19,750                        10,000
                                                   ---------------------         ---------------------

Increase (decrease) in cash                                          695                       (8,352)
Cash
         At beginning of period                                       74                        12,152
                                                   ---------------------         ---------------------
         At end of period                                           $769                        $3,800
                                                   =====================         =====================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1998

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At September 30, 1998, existing current liabilities exceed available cash by $142,000.

Balance Sheet Changes - Assets decreased by $1,700 for the quarter. Accrued liabilities increased by $3,460. A $20,000 loan from a related party funded the payment of liabilities.

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


                            WATERMARK INVESTORS REALTY TRUST



Date: November 13, 1998      By:  /s/ Michael S. Verruto
                                ---------------------------------------
                                  Michael S. Verruto
                                  Trustee, Vice-President and Secretary
                                  (An Authorized Officer and Chief
                                  Accounting Officer)