Form 10-K
period 1998-12-31
WATERMARK INVESTORS REALTY TRUST
filed 1999-03-31
CIK 85942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1998


[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to

Commission file number              0-6103

                        Watermark Investors Realty Trust
             (Exact name of registrant as specified in the charter)


                Texas                            75-1372785

    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification No.)

227 West Trade Street, Suite 2320, Charlotte, North Carolina          28202
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

     As of March 25, 1999, there were 542,413 shares of Beneficial Interest of the Registrant.

                    DOCUMENTS INCORPORATED BY REFERENCE. None

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

Item 2.  Properties.

     At December 31, 1998, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. The Trust has held the Parker Road property for sale for several years, has listed the property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such property for a park site. Management presently intends to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance, and maintenance.

Item 3.  Legal Proceedings.

     At December 31, 1998, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

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

     No regular dividends on Shares were paid in 1997 or 1998. As of March 25, 1999, 542,413 Shares were held by approximately 300 holders of record.

Item 6. Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.

                    (dollars in thousands, except per share)
                        For the Years Ended December 31,



                                       1998               1997              1996            1995             1994
                                       ----               ----              ----            ----             ----

Statement of Operations
Data
Rental Operations, net                $ -               $ -               $ -               $ -             $  70
Real estate sales, net                  -                 -                 -                 -                -
Interest Income                         -                 -                 -                 -                -
Gain on Sale of Land                    -                 -                 -                 4                -
Net earnings <loss>                    <31>              <31>              <31>              <99>             <44>
Earnings <loss> per                   $(.06)            $(.06)            $<.06>           $<.18>           $<.09>
share
Distributions per share               $ -               $ -               $ -               $ -             $ -
Weighted average shares                542,413           542,413           542,413           542,413         505,172
outstanding
Balance Sheet Data

Total assets                            11                 1                12                 1              33
Shareholders' equity                 <149>              <118>             $<87>             $<56>           $<1>


Item 7. Management's Discussion and Analysis of Financial1Condition and

Results of Operations

     Watermark has had no revenue for the three years ended December 31, 1998. Watermark's sole real property consists of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of the Parker Road property to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 1996, 1997 or 1998.

Liquidity and Capital Resources

     Management currently plans for the subsidiary to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance and maintenance. There are no other known material demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in Watermark's liquidity increasing or decreasing in any material way. However, in order to meet corporate expenses and the carrying costs of the Parker Road property, Watermark will have to (i) raise additional funds (possibly by selling or leasing the Parker Road property) or (ii) generate additional funds (possibly by selling or leasing the Parker Road property). There are no material commitments for capital expenditures.

Inflationary Factors

     In recent years, inflation has neither increased Watermark's revenues from operating assets nor beneficially affected the current value of its remaining real estate assets to any significant degree.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Management does not believe the Company has any exposure to market risk other than the risks commonly associated with ownership of real property.

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Report of Farmer, Fuqua, Hunt & Munselle, P.C.
         Independent Auditors...............................................6

Consolidated Balance Sheets as of December 31, 1998 and 1997................7

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996............................................8

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended December 31, 1998, 1997 and 1996........................9

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996...........................................10

Notes to Consolidated Financial Statements.................................11

Schedule III - Real Estate Investments and Accumulated Depreciation........14

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To Board of Trustees and Shareholders
Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule III is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

FARMER, FUQUA, HUNT & MUNSELLE, P.C.
Dallas, Texas
March 24, 1999

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



                                     ASSETS
                                                         1998         1997
                                                         ----         ----

Real estate                                           $ 168,588    $ 168,588
Less allowance for possible losses                     (168,588)    (168,588)
                                                        -------      -------
Cash                                                     10,714           74
                                                        -------      -------
                  Total assets                        $  10,714    $      74
                                                        =======      =======


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
         Note payable - related party                 $ 105,100     $ 70,350
         Accounts payable and accrued liabilities        14,423       17,478
             Accrued interest payable - related party    20,352       10,306
         Unclaimed dividends                             20,174       20,174
                                                        -------      -------
                  Total liabilities                     160,049      118,308

Shareholders' Equity (Deficit)
         Preferred shares of  beneficial  interest;
                  $.01 par value;  authorized,
                  10,000,000 shares;
                  -0- shares issued and outstanding at
                  December 31, 1998 and 1997                ---          ---

         Common shares of beneficial interest;
                  $1.00 par value; authorized,
                  10,000,000 shares;
                  542,413 shares issued and
                  outstanding at
                  December 31, 1998 and 1997            196,235      196,235

         Additional paid-in capital                      44,205       44,205

         Accumulated deficit                           (389,775)    (358,674)
                                                        -------      -------
                  Total shareholders' equity (deficit) (149,335)    (118,234)
                                                        -------      -------
                  Total liabilities and shareholders'
                  equity (deficit)                     $ 10,714    $      74
                                                        =======    =========


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1998, 1997 and 1996


                                               1998                  1997            1996

Revenues                                   $    ---             $     ---      $     ---
                                                ---                   ---            ---
Expenses

         Interest - related party            10,046                 7,722           2,584
         Property expenses                    4,314                 6,805           7,967
         Legal and professional              16,741                16,241          20,948
                                           --------             ---------       ---------
                  Total expenses             31,101                30,768          31,499
                                           --------             ---------       ---------
NET LOSS                                   $(31,101)            $ (30,768)     $  (31,499)
                                           ========             =========       ==========
Loss per share                                 (.06)                 (.06)     $     (.06)
                                           ========             =========      ==========
Distributions per share                    $    ---             $     ---      $      ---
                                           ========             =========      ==========
Weighted average shares of beneficial
         interest used in
         computing loss per share           542,413               542,413         542,413
                                          =========            ==========      ==========


        The accompanying notes are an integral part of these statements.






                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 1998, 1997 and 1996



                                             Shares of           Additional
                                             Beneficial            Paid-in             Accumulated
                                             Interest             Capital               Deficit                Total


Balance at January 1, 1996                   $196,235             $ 44,205            $(296,407)           $ (55,967)
                                             --------             --------            ----------           ----------
         Net loss for the year                    ---                  ---              (31,499)             (31,499)
                                             --------             --------            ----------           ----------
Balance at December 31, 1996                 $196,235             $ 44,205            $(327,906)           $ (87,466)
                                             --------             --------            ----------           ----------
         Net loss for the year                    ---                  ---              (30,768)             (30,768)
                                             --------             --------            ----------           ----------
Balance at December 31, 1997                 $196,235             $ 44,205            $(358,674)           $(118,234)
                                             ========             ========            ==========           ==========
         Net loss for the year                    ---                  ---              (31,101)             (31,101)
                                             --------             --------            ----------           ----------
Balance at December 31, 1998                 $196,235             $ 44,205            $(389,775)           $(149,335)
                                             ========             ========            ==========           ==========


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996


                                                                     1998                 1997                  1996
                                                                     ----                 ----                  ----

Cash flows from operating activities
   Net loss                                                   $     (31,101)       $     (30,768)        $    (31,499)
   Adjustments to reconcile net loss to net cash used for
      operating activities
      Gain on sale of real estate                                       ---                  ---                  ---
      Increase (decrease) in accounts payable and accrued
      liabilities                                                     6,991                8,340               (17,229)
      Expenses paid directly by shareholder                             ---                  ---                   ---
                                                              -------------        -------------         -------------
   Net cash used for operating activities                           (24,110)             (22,428)              (48,728)

Cash flows from financing activities
   Proceeds from loans                                               34,750               10,350                60,000
                                                             --------------        -------------         -------------
   Net cash provided by financing activities                         34,750               10,350                60,000
                                                             --------------        -------------         -------------
Increase (decrease) in cash                                          10,640              (12,078)               11,272
Cash at beginning of year                                                74               12,152                   880
                                                             --------------        -------------         -------------
Cash at end of year                                          $      10,714         $         74          $      12,152
                                                             --------------        -------------         =============
Supplemental cash flow information                           $          ---        $         ---         $         ---
                                                             --------------        -------------         -------------
   Cash paid for interest


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996

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

Legal and Other Expenses

Legal and other expenses incurred for 1998, 1997 and 1996 include legal expenses of approximately $6,500, $5,900 and $9,700, respectively.

Income Taxes

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 1998, 1997 or 1996, due to net operating losses.

NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination (the "Plan" or the "Watermark Plan") approved by the shareholders in 1985 until June 30, 1994.


NOTE 3 - REAL ESTATE

At December 31, 1998 and 1997, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly-owned subsidiary and contributed the Parker Road property to such subsidiary. At December 31, 1998 and 1997, the Trust's only significant asset was its ownership interest in such subsidiary.

NOTE 4 - NOTE PAYABLE
                                                     1998                 1997
                                                     ----                 ----
Note payable to Abbestate Holding, Inc.,
a related party, with an interest rate of 12%,
uncollateralized, with interest and principal
due August 1, 1999.                                $105,100             $70,350
                                                   ========             =======


NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 1998, net operating loss carryforwards of approximately $937,000 were available for tax purposes which, if not utilized, will expire at various dates through 2010.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996

NOTE 6 - RELATED PARTY TRANSACTIONS

HPI Capital, LLC provides administrative and accounting services to the Trust under supervision of the Trust's officers (two of whom are also officers of HPI Capital, LLC). HPI Capital, LLC has not been compensated by the Trust for any services rendered to the Trust.

NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December 31, 1998 and 1997 follow:


                                                       1998                                         1997
                                                       ----                                         ----
                                          Carrying                Fair                  Carrying            Fair
                                           amount                value                   amount             value

Cash                                $       10,714           $    10,714                     $74               $74
Note payable-related party                 105,100               105,100                  70,350            70,350


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

NOTE 9 - RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                        December 31, 1998, 1997 and 1996


                                           Cost        Gross Amount
                                       Capitalized       at which
                            Initial     Subsequent      Carried at
                            Cost to         to         December 31,     Valuation     Accumulated      Date      Depreciable
       Description         Watermark   Acquisition         1998         Allowance    Depreciation    Acquired   Life (years)
       -----------         ---------   -----------        ------        ---------    ------------    --------   ------------

       Undeveloped         $162,729       $5,859         $168,588       $(168,588)        ---         Various        ---
       land Houston, TX    ========       ======         ========       ==========       =====        =======       =====


A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 1998 is as follows:


REAL ESTATE                       1998               1997              1996
-----------                       ----               ----              ----
Balance at beginning of year    $168,588           $168,588          $168,588
Sales                              ---                ---               ---
Foreclosure addition               ---                ---               ---
Improvements                       ---                ---               ---
                                  -----              -----             -----
Balance at end of year          $168,588           $168,588          $168,588
                                ========           ========          ========
ACCUMULATED DEPRECIATION
Balance at beginning of year     $ ---               $ ---            $ ---
Sales                              ---                 ---              ---
Depreciation                       ---                 ---              ---
                                  -----              -----             -----
Balance at end of year           $ ---              $ ---             $ ---
                                 =======           ========          ========

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

     David S. Givner, 54, has been Trustee, President and Treasurer of the Trust since December 5, 1995, and is also the President/Managing Director of HPI Capital, LLC. Since 1992, Mr. Givner has been President and Chief Operating Officer of various affiliates of HPI Capital, LLC. From 1987 until 1992, he was Senior Vice President/Director of Leasing and Consulting Services for Williams Real Estate Company based in New York, New York. Mr. Givner is also the sole shareholder and the President of DAGI Corporation, a Delaware corporation and the general partner of DAGI Limited Partnership, a Delaware limited partnership. Mr. Givner beneficially owns 59,655 Shares through DAGI Limited Partnership.

     Simon Mizrachi, 50, has been Trustee of the Trust since December 5, 1995 and is also the President of Midatlantic Agency, Inc. a Florida corporation and financial consulting company. Mr. Mizrachi has served as President of Midatlantic Agency, Inc. since 1992. Mr. Mizrachi and Midatlantic Agency, Inc. are the sole partners of MIZ Investors Associates, a Delaware general partnership. Mr. Mizrachi has been a director and officer of PAZ Securities, Inc., an NASD broker/dealer firm, since 1978. Mr. Mizrachi is an officer with PAK Investors, Inc., Pudgie's Chicken, Inc., Topaz Securities, Inc., Topaz, Inc., Cal-Mar, Inc., TMT Hanes, Inc., and TMT Sales, Inc. Mr. Mizrachi is also an officer of various affiliates of MIZ Investors Associates and Midatlantic Agency, Inc. Mr. Mizrachi beneficially owns 59,655 Shares through MIZ Investors Associates.

     Michael S. Verruto, 38, has been Trustee, Vice President and Secretary of the Trust since December 5, 1995 and is also the Vice President/Managing Director of HPI Capital, LLC, a North Carolina limited liability company that develops real estate. Since January 1990, Mr. Verruto has held various positions with various affiliates of HPI Capital, LLC, all of which are active in real estate development and management. Mr. Verruto is also the sole shareholder and the President and Treasurer of Fletcher Napolitano Styles and Verruto Holding Company, Inc., a Delaware corporation and the general partner of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., a Delaware limited partnership. Mr. Verruto beneficially owns 59,655 Shares through Fletcher Napolitano Styles and Verruto Family Property Partners, L.P.

Meetings and Committees of Trustees

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 1998, the Board of Trustees held no formal meetings and no matters were handled by unanimous written consent. The Board of Trustees has no standing audit, nominating or compensation committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 1998. To the best knowledge of the current officers of the Trust, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.

Item 11. Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 1998. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of March 25, 1999, of more than five percent (5%) of the outstanding Shares of the Trust:


        Name and Address                            Amount of                   Percent of Shares
      of Beneficial Owner                      Beneficial Ownership              Outstanding (1)


Fletcher Napolitano Styles and                        59,665 (2)                         11.0 (2)
Verruto Family Property Partners, L.P. (3)            Shares
227 W. Trade Street
Suite 2320
Charlotte, NC 28202
Attn: Michael S. Verruto

MIZ Investors Associates (4)                         59,665 (2)                          11.0 (2)
6971 N. Federal Highway                              Shares
Suite 203
Boca Raton, FL 33487
Attn: Simon and Joseph Mizrachi

DAGI Limited Partnership (5)                         59,665 (2)                          11.0 (2)
227 W. Trade Street                                  Shares
Suite 2320
Charlotte, NC 28202
Attn: David S. Givner

Antapolis N.V.                                       184,422 (2)                         34.0 (2)
c/o MeesPierson Trust                                Shares
(Curacao) N.V.
Number 6 Curacao
Netherlands Antilles
Attn: John B. Goisiraweg


------------------------------------

(1)  Based on 542,413 Shares outstanding on March 25, 1999.

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

Security Ownership of Management

     According to the Share transfer records of the Trust and other information available to the Trust, as of March 25, 1999, the current trustees and executive officers of the trust beneficially owned the following Shares:


  Name and Offices of Beneficial         Amount of
               Owner                Beneficial Ownership   Percent of Class (1)

   David S. Givner, Trustee, (3)           59,665 (2)                11.0 (2)
      President and Treasurer
   Simon Mizrachi, Trustee (4)             59,665 (2)                11.0 (2)
   Michael S. Verruto, Trustee, (5)        59,665 (2)                11.0 (2)
      Vice President and Secretary

    All trustees and executive            178,995 (2)                33.0 (2)
        officers as a group

------------------------------------

(1)  Based on 542,413 Shares outstanding on March 25, 1999.

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements:

          Balance Sheets as of December 31, 1998 and 1997.

          Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

          Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

          Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

     3. Exhibits:

          The following documents are filed as exhibits to this report:

          Exhibit
          Number        Description

           3.1 Declaration of Trust, as amended (Incorporated by reference to Exhibit 3.1 to Registrant's Form 1-K for the year ended December 31, 1995).

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 30th day of March, 1999.

                        WATERMARK INVESTORS REALTY TRUST



                                 By:      /s/ David S. Givner
                                          David S. Givner
                                          Trustee, President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature                     Title                           Date

/s/ David S. Givner       Trustee, President and Treasurer      March 30, 1999
------------------------  (Principal Executive Officer and
    David S. Givner               Principal Financial
                                  and Accounting Officer)

/s/ Michael S. Verruto    Trustee, Vice President and           March 30, 1999
------------------------  Secretary
    Michael S. Verruto