Form 10-Q
period 1999-03-31
WATERMARK INVESTORS REALTY TRUST
filed 1999-05-17
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1999

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

 -------------------------------------------------------------------------------

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

     As of April 30, 1999, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           FOR THE THREE MONTHS ENDED MARCH 31 1999 AND MARCH 31, 1998


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             1999                 1998
                                     -------------------- --------------------
Interest Expense                                    2,622                2,093
Other Expenses                                        507                  750
                                     -------------------- --------------------
Total Expense                                       3,129                2,843
                                     -------------------- --------------------
Net earnings(loss)                               ($3,129)             ($2,843)
                                     ==================== ====================
Earnings (loss)
per share of
beneficial
interest                                          ($0.01)              ($0.01)
                                     ==================== ====================
Shares of
beneficial
interest used in
computing per
share amounts                                     542,413              542,413
                                     ==================== ====================

   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS



                                                        MARCH 31,                           DECEMBER 31,
                                                          1999                                 1998
                                                  -----------------------           ----------------------
                                                       (Unaudited)
ASSETS
         Real Estate                                             $168,588                         $168,588
         Less allowance for
         estimated losses                                       (168,588)                        (168,588)
                                                  -----------------------           ----------------------
                                                                        0                                0
                                                  -----------------------           ----------------------
         Cash                                                      10,207                           10,714
                                                  -----------------------           ----------------------
TOTAL ASSETS                                                      $10,207                          $10,714
                                                  =======================           ======================
LIABILITIES AND SHAREHOLDERS'
DEFICIT
LIABILITIES
         Note payable-related party                              $105,100                         $105,100
         Accounts payable and
         Accrued liabilities                                       14,423                           14,423
         Accrued interest payable-
            related party                                          22,973                           20,352
         Unclaimed dividends                                       20,174                           20,174
                                                  -----------------------           ----------------------
                                                                 $162,670                         $160,049
                                                  -----------------------           ----------------------
SHAREHOLDERS' DEFICIT
         Shares of beneficial
         interest, $1.00 par value,
         authorized 10,000,000
	 shares with 542,413 issued
	 and outstanding                                          196,235                          196,235
         Additional paid-in capital                                44,205                           44,205
         Accumulated deficit                                    (392,903)                        (389,775)
                                                  -----------------------           ----------------------
                                                               $(152,463)                       $(149,335)
                                                  -----------------------           ----------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                                             $10,207                          $10,714
                                                  =======================           ======================


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          1999                           1998
                                                                 ---------------------         ---------------------
                                                                                     (unaudited)

Cash flow from operating activities:
    Net earnings (loss)                                                       ($3,129)                      ($2,843)
Adjustment to reconcile net cash
provided by (used in) operating
activities
         Net increase (decrease) in
         accounts payable and accrued                                            2,622                           335
         liabilities
                                                                 ---------------------         ---------------------

Net cash used in Operations                                                     ($507)                      ($2,508)
                                                                 ---------------------         ---------------------
Cash flows from financing:
     Proceeds from note payable                                                  -----                         2,750
                                                                 ---------------------         ---------------------

Increase (decrease) in cash                                                      (507)                         (242)
Cash
         At beginning of period                                                 10,714                            74
                                                                 ---------------------         ---------------------
         At end of period                                                      $10,207                          $316
                                                                 =====================         =====================





   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1999

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 8 to the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity  and  Capital  Resources  -  At  March  31,  1999,   existing  current
liabilities exceed available cash by $152,400.

Balance Sheet Changes - Assets decreased by $500 for the quarter. Accounts Payable and Accrued liabilities increased by $2,600.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management does not believe the Company has any exposure to market risk other than the risks commonly associated with ownership of real property.


                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

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


                                             WATERMARK INVESTORS REALTY TRUST



Date: May 12, 1999                       By:  /s/ Michael S. Verruto
					     _________________________________
                                             Michael S. Verruto
                                             Trustee, Vice-President and
                                             Secretary
                                             (An Authorized Officer and
                                             Chief Accounting Officer)