Form 10-Q
period 1999-06-30
WATERMARK INVESTORS REALTY TRUST
filed 1999-08-16
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1999

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

             227 West Trade Street, Suite 2320, Charlotte, NC 28202
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (704)343-9334
              (Registrant's telephone number, including area code)

         ______________________________________________________________
        (Former Name, Former Address and Former Fiscal Year, if changed)

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

     As of July 30, 1999, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30,                 JUNE 30,
                                 1999        1998        1999        1998
                             -------------------------------------------------
Gain on sale of land              ---         ---         ---         ---
                             -------------------------------------------------

Professional fees                 $8,278     $11,179      $8,278     $11,179
Interest expense                   3,696       2,533       6,318       4,626
Other expenses                     2,438       2,389       2,945       3,139
                             -------------------------------------------------
Total expense                     14,412      16,101      17,541      18,944
                             -------------------------------------------------
Net earnings (loss)             ($14,412)   ($16,101)   ($17,541)   ($18,944)
                             =================================================
Earnings (loss) per share
of beneficial interest            ($0.02)     ($0.02)     ($0.03)     ($0.03)
                             =================================================
Shares of beneficial
interest used in computing
per share amounts                542,413     542,413     542,413     542,413
                             =================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,      DECEMBER 31,
                                                      1999            1998
                                                 ------------------------------
                                                  (Unaudited)
ASSETS

     Real estate                                    $168,588        $168,588

     Less allowance for
     estimated losses                               (168,588)       (168,588)
                                                 ------------------------------
     Cash                                              9,492          10,714
                                                 ------------------------------
TOTAL ASSETS                                          $9,492         $10,714
                                                 ==============================

LIABILITIES AND SHAREHOLDERS'
DEFICIT

LIABILITIES

     Note payable-related party                     $115,100        $105,100

     Accrued liabilities                              14,423          14,423

     Accrued interest payable - related party         26,669          20,352

     Unclaimed dividends                              20,174          20,174
                                                 ------------------------------
                                                    $176,366        $160,049
                                                 ------------------------------
SHAREHOLDERS' DEFICIT

     Shares of beneficial interest, $1.00 par
     value, authorized 10,000,000 shares with
     542,413 issued and outstanding                  196,235         196,235

     Additional paid-in capital                       44,205          44,205

     Accumulated deficit                            (407,314)       (389,775)
                                                 ------------------------------
                                                   $(166,874)      $(149,335)
                                                 ------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                                 $9,492         $10,714
                                                 ==============================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                      1999            1998
                                                 ------------------------------
                                                           (unaudited)

Cash flow from operating activities:
   Net earnings (loss)                              ($17,541)       ($18,944)

Adjustment to reconcile net cash
provided by (used in) operating activities

     Net change in accrued
     liabilities                                       6,319           1,571
                                                 ------------------------------
Net cash used in operations                         ($11,222)       ($17,373)
                                                 ------------------------------
Cash flow from financing:

   Proceeds from note payable                         10,000          19,750
                                                 ------------------------------
Increase (decrease) in cash                           (1,222)         (2,377)

Cash

     At beginning of period                           10,714              74
                                                 ------------------------------
     At end of period                                 $9,492          $2,451
                                                 ==============================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1999

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

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At June 30, 1999, existing current liabilities exceed available cash by $166,874.

Balance Sheet Changes - Assets decreased by $715 for the quarter. Accrued liabilities increased by $3,696.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

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


                        WATERMARK INVESTORS REALTY TRUST


Date:  August 15, 1999          By:  /s/ Michael S. Verruto
                                     ------------------------------
                                         Michael S. Verruto
                                         Trustee, Vice President
                                         and Secretary
                                         (An Authorized Officer and
                                         Chief Accounting Officer)