Form 10-Q
period 1999-09-30
WATERMARK INVESTORS REALTY TRUST
filed 1999-11-15
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended: September 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _________

Commission file Number:    0-6103

                        WATERMARK INVESTORS REALTY TRUST
            (Exact name of registrant as specified in its charter.)

          Texas                                     75-1372785
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


         227 West Trade Street, Suite 2320, Charlotte, NC 28202 (Address
                         of principal executive offices)
                                   (Zip Code)

                                  (704)343-9334
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if changed)

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

     As of September 30, 1999, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30,                             SEPTEMBER 30,

                                                    1999                 1998                 1999                 1998
                                   -------------------------------------------------------------------------------------
Gain on sale of land
                                                      ---                  ---                 ---                  ---
                                   -------------------------------------------------------------------------------------

Professional fees                                  $1,471               $1,932               $9,749              $15,111
Property taxes                                        ---                  ---                  ---                  243
Interest expense                                    1,694                2,710                8,012                7,336
Other expenses                                      2,168                  -0-                5,105                1,396
                                   -------------------------------------------------------------------------------------
Total expense                                       5,333                4,642               22,866               24,086
                                   -------------------------------------------------------------------------------------
Net earnings (loss)                              ($5,333)             ($4,642)            ($22,866)            ($24,086)
                                   =====================================================================================

Earnings (loss) per share
of beneficial interest                            ($0.01)              ($0.01)              ($0.04)              ($0.04)
                                   =====================================================================================
Shares of beneficial
interest used in computing
per share amounts                                 542,413              542,413              542,413              542,413
                                   =====================================================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30,                   DECEMBER 31,
                                                                        1999                            1998
                                                           -----------------------------   ----------------------------
                                                                                    (Unaudited)
ASSETS
         Real estate                                                            $168,588                       $168,588

         Less allowance for
         estimated losses                                                      (168,588)                      (168,588)
                                                           -----------------------------   ----------------------------
         Cash                                                                      7,507                         10,714
                                                           -----------------------------   ----------------------------
TOTAL ASSETS                                                                      $7,507                        $10,714
                                                           =============================   ============================

LIABILITIES AND SHAREHOLDERS'
DEFICIT

LIABILITIES
         Note payable-related party                                             $115,100                       $105,100
         Accrued liabilities                                                      16,070                         14,423
         Accrued interest payable - related party                                 28,364                         20,352
         Unclaimed dividends                                                      20,174                         20,174
                                                           -----------------------------   ----------------------------
                                                                                $179,708                       $160,049
                                                           -----------------------------   ----------------------------

SHAREHOLDERS' DEFICIT
         Shares of beneficial interest, $1.00 par
         value, authorized 10,000,000 shares
         with 542,413 issued and outstanding                                     196,235                        196,235
         Additional paid-in capital                                               44,205                         44,205
         Accumulated deficit                                                   (412,641)                      (389,775)
                                                           -----------------------------   ----------------------------
                                                                              $(172,201)                     $(149,335)
                                                           -----------------------------   ----------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                                                             $7,507                        $10,714
                                                           =============================   ============================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                            1999                         1998
                                                               ----------------------------   -------------------------
                                                                                      (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                                                           ($22,866)                   ($24,086)

Adjustment to reconcile net cash
provided by (used in) operating activities

         Net change in accrued
         liabilities                                                                  9,659                       5,031
                                                               ----------------------------   -------------------------

Net cash used in operations                                                       ($13,207)                   ($19,055)
                                                               ----------------------------   -------------------------

Cash flow from financing:
    Proceeds from note payable                                                       10,000                      19,750
                                                               ----------------------------   -------------------------
Increase (decrease) in cash                                                         (3,207)                         695
Cash

         At beginning of period                                                      10,714                          74
                                                               ----------------------------   -------------------------
         At end of period                                                            $7,507                        $769
                                                               ============================   =========================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1999


Note A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and notes thereto included as Item 14 to Corporation's annual report on Form 10-K for the year ended December 31, 1998.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At September 30, 1999, existing current liabilities exceed available cash by $172,201.

Balance Sheet Changes - Assets decreased by $1,985 for the quarter. Accrued liabilities increased by $3,342.

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


                        WATERMARK INVESTORS REALTY TRUST



Date: November 12, 1999          By: /s/ Michael S. Verruto
                                     Michael S. Verruto
                                     Trustee, Vice President
                                     and Secretary
                                     (An Authorized Officer and
                                     Chief Accounting Officer)