Form 10-K
period 1999-12-31
WATERMARK INVESTORS REALTY TRUST
filed 2000-03-30
CIK 85942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 1999
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number      0-6103
                       ---------------------------------------------------------

                        Watermark Investors Realty Trust
             (Exact name of registrant as specified in the charter)

             Texas                                       75-1372785
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

227 West Trade Street, Suite 2320, Charlotte, North Carolina       28202
------------------------------------------------------------    -----------
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       704/343-9334
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
              None                                      None
-----------------------------------    -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act

                 Shares of Beneficial Interest, $1.00 par value
                 ----------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes |X|   No | |.

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

     As of March 25, 2000, there were 542,413 shares of Beneficial Interest of the Registrant.

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

Item 2. Properties.

     At December 31, 1999, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. The Trust has held the Parker Road property for sale for several years, has listed the property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such property for a park site. Management presently intends to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance, and maintenance.

Item 3. Legal Proceedings.

     At December 31, 1999, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

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

     No regular dividends on Shares were paid in 1998 or 1999. As of March 25, 2000, 542,413 Shares were held by approximately 300 holders of record.

Item 6. Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.

                                  (dollars in thousands, except per share)
                                      For the Years Ended December 31,
                           -----------------------------------------------------
                              1999       1998        1997      1996       1995
                              ----       ----        ----      ----       ----
Statement of Operations
-----------------------
Data
----
Rental Operations, net        $   -      $  -       $   -      $  -      $   -

Real estate sales, net            -         -           -         -          -

Interest Income                   -         -           -         -          -

Gain on Sale of Land              -         -           -         -          4

Net earnings (loss)             (33)       (31)       (31)       (31)      (99)

Earnings (loss) per share     $(.06)     $(.06)     $(.06)     $(.06)    $(.18)

Distributions per share       $   -      $  -       $   -      $   -     $   -

Weighted average shares
outstanding                 542,413    542,413    542,413    542,413   542,413

Balance Sheet Data
------------------
Total assets                      1         11          1         12         1

Shareholders' equity           (182)     (149)       (118)       (87)      (56)
(deficit)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

     Watermark has had no revenues for the three years ended December 31, 1999. Watermark's sole real property consists of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of the Parker Road property to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 1997, 1998 or 1999.

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

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Report of Farmer, Fuqua, Hunt & Munselle, P.C.
  Independent Auditors......................................................6

Consolidated Balance Sheets as of December 31, 1999 and 1998................7

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997............................................8

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended December 31, 1999, 1998 and 1997........................9

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997...........................................10

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

                          INDEPENDENT AUDITORS' REPORT

To Board of Trustees and Shareholders
Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Trust has no operating assets or revenues, and is dependent upon the financial support of its shareholders. These matters raise substantial doubt about the Trust's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 9. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

FARMER, FUQUA, HUNT & MUNSELLE, P.C.
Dallas, Texas
March 13, 2000

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                     ASSETS

                                                      1999             1998
                                                      ----             ----
Real estate                                        $ 168,588        $ 168,588
Less allowance for possible losses                  (168,588)        (168,588)
                                                   ---------        ---------
Cash                                                     831           10,714
                                                   ---------        ---------
                  Total assets                     $     831        $  10,714
                                                   =========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities

   Note payable - related party                    $ 115,100        $ 105,100
   Accounts payable and accrued liabilities           15,792           14,423
   Accrued interest payable - related party           31,728           20,352
   Unclaimed dividends                                20,174           20,174
                                                   ---------        ---------
      Total liabilities                              182,794          160,049

Shareholders' Equity (Deficit)
   Preferred shares of  beneficial  interest;
      $.01 par value;  authorized,
      10,000,000 shares; -0- shares
      issued and outstanding at
      December 31, 1999 and 1998                       ---              ---

   Common shares of beneficial interest;
      $1.00 par value; authorized,
      10,000,000 shares; 542,413 shares
      issued and outstanding at
      December 31, 1999 and 1998                     196,235          196,235

   Additional paid-in capital                         44,205           44,205

   Accumulated deficit                              (422,403)        (389,775)
                                                   ---------        ---------
      Total shareholders' equity (deficit)          (181,963)        (149,335)
                                                   ---------        ---------
      Total liabilities and shareholders'
         equity (deficit)                          $     831        $  10,714
                                                   =========        =========

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997

                                           1999         1998         1997
                                           ----         ----         ----

Revenues                                $   ---      $   ---      $   ---
                                        ---------    ---------    ---------
                                            ---          ---          ---
                                        ---------    ---------    ---------
Expenses

   Interest - related party                11,377       10,046        7,722

   Property expenses                        5,542        4,314        6,805

   Legal and professional                  15,709       16,741       16,241
                                        ---------    ---------    ---------
      Total expenses                       32,628       31,101       30,768
                                        ---------    ---------    ---------

NET LOSS                                $ (32,628)   $ (31,101)   $ (30,768)
                                        =========    =========    =========
Loss per share                               (.06)        (.06)        (.06)
                                        =========    =========    =========
Distributions per share                 $    ---     $   ---      $   ---
                                        =========    =========    =========
Weighted average shares of
  beneficial interest used in
  computing loss per share                542,413      542,413      542,413
                                        =========    =========    =========

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 1999, 1998 and 1997

                               Shares of   Additional
                               Beneficial   Paid-in     Accumulated
                                Interest    Capital       Deficit        Total

Balance at January 1, 1997      $196,235     $ 44,205    $(327,906)    $(87,466)
                                ========    =========    ==========    =========
     Net loss for the year           ---          ---      (30,768)     (30,768)
                                --------    ---------      --------     --------
Balance at December 31, 1997    $196,235     $ 44,205    $(358,674)   $(118,234)
                                ========    =========    ==========   ==========
     Net loss for the year           ---          ---      (31,101)     (31,101)
                                --------    ---------      --------     --------
Balance at December 31, 1998    $196,235     $ 44,205    $(389,775)   $(149,335)
                                ========    =========    ==========   ==========
     Net loss for the year           ---          ---     $(32,628)    $(32,628)
                                --------    ---------     ---------    ---------
Balance at December 31, 1999    $196,235     $44,205     $(422,403)   $(181,963)
                                ========    =========    ==========   ==========

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997

                                                   1999       1998       1997
                                                   ----       ----       ----
Cash flows from operating activities

   Net loss                                     $(32,628)  $(31,101)  $(30,768)

   Adjustments to reconcile net loss to
      net cash used for operating activities
      Gain on sale of real estate                   --         --         --

      Increase (decrease) in accounts payable
      and accrued liabilities                     12,745      6,991      8,340

      Expenses paid directly by shareholder         --         --         --
                                                --------   --------   --------
   Net cash used for operating activities        (19,883)   (24,110)   (22,428)

Cash flows from financing activities
   Proceeds from loans                            10,000     34,750     10,350
                                                --------   --------   --------
   Net cash provided by financing activities      10,000     34,750     10,350
                                                --------   --------   --------
Increase (decrease) in cash                       (9,883)    10,640    (12,078)

Cash at beginning of year                         10,714         74     12,152
                                                --------   --------   --------
Cash at end of year                             $    831   $ 10,714   $     74
                                                ========   ========   ========
Supplemental cash flow information
   Cash paid for interest                       $   --     $   --     $   --
                                                --------   --------   --------
   Cash paid for taxes                          $   --     $   --     $   --
                                                --------   --------   --------

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 1999, 1998 and 1997

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

Legal and Other Expenses

Legal and other expenses incurred for 1999, 1998 and 1997 include legal expenses of approximately $7,200, $6,500 and $5,900, respectively.

Income Taxes

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 1999, 1998 or 1997, due to net operating losses.

NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination (the "Plan" or the "Watermark Plan") approved by the shareholders in 1985 until June 30, 1994.

NOTE 3 - REAL ESTATE

At December 31, 1999 and 1998, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly-owned subsidiary and contributed the Parker Road property to such subsidiary. At December 31, 1999 and 1998, the Trust's only significant asset was its ownership interest in such subsidiary.

NOTE 4 - NOTE PAYABLE

                                                       1999          1998
                                                       ----          ----
Note payable to Abbestate Holding, Inc.,
a related party that has a common
shareholder with Watermark, with an
interest rate of 12%, uncollateralized, with
interest and principal due August 1, 2003.          $ 115,100      $105,100
                                                    =========      ========

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 1999, 1998 and 1997

NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 1999, net operating loss carryforwards of approximately $523,651 were available for tax purposes which, if not utilized, will expire at various dates through 2013. Any deferred tax asset that would be associated with the net operating loss carryforward has been reduced to $-0- due to recurring net losses, no factors indicating that the trend of net losses will reverse and the fact that if the trend did reverse, the net income from a REIT is not taxable as long as specific REIT requirements have been met.

NOTE 6 - RELATED PARTY TRANSACTIONS

HPI Capital, LLC provides administrative and accounting services to the Trust under supervision of the Trust's officers (two of whom are also officers of HPI Capital, LLC). HPI Capital, LLC has not been compensated by the Trust for any services rendered to the Trust.

NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December 31, 1999 and 1998 follow:

                                       1999                        1998
                                       ----                        ----
                              Carrying       Fair         Carrying       Fair
                               amount        value         amount        value
                              --------       -----        --------       -----

Cash                          $    831     $    831       $ 10,714     $ 10,714

Note payable-related party     115,100      115,100        105,100      105,100


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

NOTE 9 - GOING CONCERN

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

                                                                    SCHEDULE III

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                        December 31, 1999, 1998 and 1997

                                      Cost        Gross Amount
                                   Capitalized      at which
                        Initial    Subsequent      Carried at
                        Cost to        to         December 31,    Valuation    Accumulated      Date      Depreciable
   Description         Watermark   Acquisition        1999        Allowance    Depreciation    Acquired   Life (years)
   -----------         ---------   -----------    ------------    ---------    ------------    --------   ------------
Undeveloped            $162,729      $5,859         $168,588      $(168,588)        ---         Various        ---
land Houston, TX       ========      ======         ========      ==========       =====

A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 1999 is as follows:

REAL ESTATE                           1999          1998          1997
-----------                           ----          ----          ----
Balance at beginning of year        $168,588      $168,588      $168,588

Sales                                   --            --            --

Foreclosure additions                   --            --            --

Improvements                            --            --            --
                                    --------      --------      --------
Balance at end of year              $168,588      $168,588      $168,588
                                    ========      ========      ========
ACCUMULATED DEPRECIATION
------------------------
Balance at beginning of year        $   --        $   --        $   --

Sales                                   --            --            --

Depreciation                            --            --            --
                                    --------      --------      --------
Balance at end of year              $   --        $   --        $   --
                                    ========      ========      ========

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. The Trustees are responsible for the general investment policies of the Trust and for such general supervision of the business of the Trust conducted by officers, agents, employees, investment advisors or independent contractors of the Trust as may be necessary to insure that such business conforms to the provisions of the Declaration of Trust. Pursuant to Article II, Section 2.1 of the Declaration of Trust, as amended, of the Trust, there shall not be less than two (2), nor more than fifteen (15), Trustees of the Trust. The number of Trustees shall be determined from time to time by resolution of the Trustees and the current number of Trustees is set at three (3). Trustees may succeed themselves in office and are required to be individuals at least 21 years old not under legal disability and at least a majority must be natural persons. Commencing with the 1996 annual meeting of shareholders, the Board of Trustees of the Trust has been divided into three classes, each class consists as nearly as possible of one-third of the Trustees. The term of office of one class of Trustees expires each year. The Trustees of the class elected at each annual meeting of shareholders hold office for a term of three years.

     The current Trustees of the Trust (two of whom are also the executive officers) are listed below, together with their ages, all positions and offices with the Trust and their principal occupations, business experience and directorships with other companies during the last five years or more.

     David S. Givner, 55, has been Trustee, President and Treasurer of the Trust since December 5, 1995, and is also the President/Managing Director of HPI Capital, LLC. Since 1992, Mr. Givner has been President and Chief Operating Officer of various affiliates of HPI Capital, LLC. From 1987 until 1992, he was Senior Vice President/Director of Leasing and Consulting Services for Williams Real Estate Company based in New York, New York. Mr. Givner is also the sole shareholder and the President of DAGI Corporation, a Delaware corporation and the general partner of DAGI Limited Partnership, a Delaware limited partnership. Mr. Givner beneficially owns 59,655 Shares through DAGI Limited Partnership.

     Simon Mizrachi, 51, has been Trustee of the Trust since December 5, 1995 and is also the President of Midatlantic Agency, Inc. a Florida corporation and financial consulting company. Mr. Mizrachi has served as President of Midatlantic Agency, Inc. since 1992. Mr. Mizrachi and Midatlantic Agency, Inc. are the sole partners of MIZ Investors Associates, a Delaware general partnership. Mr. Mizrachi has been a director and officer of PAZ Securities, Inc., an NASD broker/dealer firm, since 1978. Mr. Mizrachi is an officer with PAK Investors, Inc., Pudgie's Chicken, Inc., Topaz Securities, Inc., Topaz, Inc., Cal-Mar, Inc., TMT Hanes, Inc., and TMT Sales, Inc. Mr. Mizrachi is also an officer of various affiliates of MIZ Investors Associates and Midatlantic Agency, Inc. Mr. Mizrachi beneficially owns 59,655 Shares through MIZ Investors Associates.

     Michael S. Verruto, 39, has been Trustee, Vice President and Secretary of the Trust since December 5, 1995 and is also the Vice President/Managing Director of HPI Capital, LLC, a North Carolina limited liability company that develops real estate. Since January 1990, Mr. Verruto has held various positions with various affiliates of HPI Capital, LLC, all of which are active in real estate development and management. Mr. Verruto is also the sole shareholder and the President and Treasurer of Fletcher Napolitano Styles and Verruto Holding Company, Inc., a Delaware corporation and the general partner of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., a Delaware limited partnership. Mr. Verruto beneficially owns 59,655 Shares through Fletcher Napolitano Styles and Verruto Family Property Partners, L.P.

Meetings and Committees of Trustees

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 1999, the Board of Trustees held no formal meetings and no matters were handled by unanimous written consent. The Board of Trustees has no standing audit, nominating or compensation committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 1999. To the best knowledge of the current officers of the Trust, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.

Item 11. Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 1999. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of March 25, 2000, of more than five percent (5%) of the outstanding Shares of the Trust:

        Name and Address                       Amount of       Percent of Shares
       of Beneficial Owner               Beneficial Ownership   Outstanding(1)
       -------------------               --------------------  -----------------

Fletcher Napolitano Styles and                 59,665(2)            11.0(2)
Verruto Family Property Partners, L.P.(3)       Shares
227 W. Trade Street
Suite 2320
Charlotte, NC 28202
Attn: Michael S. Verruto

MIZ Investors Associates(4)                    59,665(2)            11.0(2)
6971 N. Federal Highway                         Shares
Suite 203
Boca Raton, FL 33487
Attn: Simon and Joseph Mizrachi

DAGI Limited Partnership(5)                    59,665(2)            11.0(2)
227 W. Trade Street                             Shares
Suite 2320
Charlotte, NC 28202
Attn: David S. Givner

Antapolis N.V.                                184,422(2)            34.0(2)
c/o MeesPierson Trust                           Shares
(Curacao) N.V.
Number 6 Curacao
Netherlands Antilles
Attn: John B. Goisiraweg

------------------------

(1)  Based on 542,413 Shares outstanding on March 25, 2000.

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

Security Ownership of Management

     According to the Share transfer records of the Trust and other information available to the Trust, as of March 25, 1999, the current trustees and executive officers of the trust beneficially owned the following Shares:

  Name and Offices of                   Amount of
    Beneficial Owner               Beneficial Ownership      Percent of Class(1)
  -------------------              --------------------      -------------------

David S. Givner, Trustee,(3)             59,665(2)                  11.0(2)
   President and Treasurer

Simon Mizrachi, Trustee(4)               59,665(2)                  11.0(2)

Michael S. Verruto, Trustee,(5)          59,665(2)                  11.0(2)
  Vice President and Secretary

 All trustees and executive             178,995(2)                  33.0(2)
     officers as a group

----------------------------

(1)  Based on 542,413 Shares outstanding on March 25, 2000.

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements:

          Balance Sheets as of December 31, 1999 and 1998.

          Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

          Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

          Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

          Notes to Financial Statements.

     2. Schedules:

          Schedule III - Real Estate Investments and Accumulated Depreciation.

          All other schedules are omitted since they are not required, are not applicable, or the information required is included in the financial statements or the notes thereto.

     3. Exhibits:

     The following documents are filed as exhibits to this report:

 Exhibit
 Number   Description
 -------  -----------
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 30th day of March, 2000.

                                   WATERMARK INVESTORS REALTY TRUST


                                   By:       /s/ David S. Givner
                                        ----------------------------------------
                                        David S. Givner
                                        Trustee, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                         Title                       Date

 /s/ David S. Givner      Trustee, President and Treasurer    March 30, 2000
-----------------------   (Principal Executive Officer and
     David S. Givner        Principal Financial and
                            Accounting Officer)

/s/ Michael S. Verruto    Trustee, Vice President and         March 30, 2000
-----------------------     Secretary
    Michael S. Verruto