Form 10-Q
period 2000-03-31
WATERMARK INVESTORS REALTY TRUST
filed 2000-05-15
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2000

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

     As of April 30, 2000, there were outstanding 542,413 shares of beneficial interest of the registrant.

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


                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                               THREE MONTHS ENDED
                                    MARCH 31,
                             2000             1999
                             ---------------------------------------------------
Gain on sale of land
                              ---              ---
                             ---------------------------------------------------

Professional fees                $750               $0

Interest expense                3,161            2,622
Other expenses                      0              507
                             ---------------------------------------------------
Total expense                   3,911            3,129
                             ---------------------------------------------------
Net earnings (loss)
                              ($3,911)         ($3,129)

                             ===================================================

Earnings (loss) per share
of beneficial interest

                               ($0.01)          ($0.01)
                             ===================================================
Shares of beneficial
interest used in computing
per share amounts             542,413          542,413
                             ===================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS


                                                   MARCH 31,        DECEMBER 31,
                                                     2000               1999
                                                 -------------------------------
                                                 (Unaudited)
ASSETS
     Real estate                                    $168,588          $168,588
     Less allowance for
     estimated losses                              ($168,588)         (168,588)
                                                 -------------------------------
     Cash                                             23,706               831
                                                 -------------------------------
TOTAL ASSETS                                         $23,706              $831
                                                 ===============================

LIABILITIES AND SHAREHOLDERS'
DEFICIT
LIABILITIES
     Note payable-related party                     $140,100          $115,100
     Accrued liabilities                              14,417            15,792
     Accrued interest payable - related party         34,889            31,728
     Unclaimed dividends                              20,174            20,174
                                                 -------------------------------
                                                    $209,580          $182,794
                                                 -------------------------------
SHAREHOLDERS' DEFICIT
     Shares of beneficial interest, $1.00 par
     value, authorized 10,000,000 shares
     with 542,413 issued and outstanding             196,235           196,235
     Additional paid-in capital                       44,205            44,205
     Accumulated deficit                            (426,314)         (422,403)
                                                 -------------------------------
                                                   ($185,874)        ($181,963)
                                                 -------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                                $23,706              $831
                                                 ===============================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     2000               1999
                                                 -------------------------------
                                                           (unaudited)

Cash flow from operating activities:
  Net earnings (loss)                               ($3,911)           ($3,129)

Adjustment to reconcile net cash
provided by (used in) operating activities

     Net change in accrued
     liabilities                                      1,786              2,622
                                                 -------------------------------

Net cash used in operations                         ($2,125)             ($507)
                                                 -------------------------------

Cash flow from financing:
  Proceeds from note payable                         25,000               ----
                                                 -------------------------------
Increase (decrease) in cash                          22,875              (507)

Cash

     At beginning of period                             831             10,714
                                                 -------------------------------
     At end of period                               $23,706            $10,207
                                                 ===============================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2000


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to Corporation's annual report on Form 10-K for the year ended December 31, 1999.

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity  and  Capital  Resources  -  At  March  31,  2000,   existing  current
liabilities exceed available cash by $185,874.

Balance Sheet Changes - Assets increased by $22,875 for the quarter. Accrued liabilities increased by $26,786.

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


                        WATERMARK INVESTORS REALTY TRUST



Date: May 15, 2000          By:     /s/ Michael S. Verruto
                                    --------------------------------
                                          Michael S. Verruto
                                          Trustee, Vice President
                                          and Secretary
                                          (An Authorized Officer and
                                          Chief Accounting Officer)