Form 10-Q
period 2000-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2000-08-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 2000

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
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

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

     As of July 30, 2000, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                      2000        1999        2000        1999
                                ------------------------------------------------
Revenues                              ---         ---         ---         ---
                                ------------------------------------------------
Professional fees                    $8,344      $8,278      $9,100      $8,278
Interest expense                      3,866       3,696       7,027       6,318
Other expenses                        2,891       2,438       2,891       2,945
                                ------------------------------------------------
Total expense                        15,101      14,412      19,018      17,541
                                ------------------------------------------------
Net earnings (loss)                ($15,101)   ($14,412)   ($19,018)   ($17,541)
                                ================================================
Earnings (loss) per share of
beneficial interest                  ($0.03)     ($0.02)     ($0.04)     ($0.03)
                                ================================================
Shares of beneficial interest
used in computing per share
amounts                             542,413     542,413     542,413     542,413
                                ================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,      DECEMBER 31,
                                                        2000            1999
                                               ---------------------------------
                                                    (Unaudited)
ASSETS

     Real estate                                      $168,588        $168,588
     Less allowance for
     estimated losses                                 (168,588)       (168,588)
                                               ---------------------------------
     Cash                                               12,471             831
                                               ---------------------------------
TOTAL ASSETS                                           $12,471            $831
                                               =================================

LIABILITIES AND SHAREHOLDERS'
DEFICIT LIABILITIES

     Note payable-related party                       $140,100        $115,100
     Accrued liabilities                                14,423          15,792
     Accrued interest payable - related party           38,755          31,728
     Unclaimed dividends                                20,174          20,174
                                               ---------------------------------
                                                      $213,452        $182,794
                                               ---------------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest,
$1.00 par value, authorized 10,000,000
shares with 542,413 issued and outstanding             196,235         196,235
     Additional paid-in capital                         44,205          44,205
     Accumulated deficit                              (441,421)       (422,403)
                                               ---------------------------------
                                                     ($200,981)      ($181,963)
                                               ---------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $12,471            $831
                                               =================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                        2000            1999
                                               ---------------------------------
                                                             (unaudited)

Cash flow from operating activities:
   Net earnings (loss)                                ($19,018)       ($17,541)
Adjustment to reconcile net cash
provided by (used in) operating activities
      Net change in accrued
      liabilities                                       5,658            6,319
                                               ---------------------------------
Net cash used in operations                          ($13,360)        ($11,222)
                                               ---------------------------------
Cash flow from financing:                               25,000          10,000
    Proceeds from note payable
                                               ---------------------------------
Increase (decrease) in cash                             11,640          (1,222)

Cash
         At beginning of period                            831          10,714
                                               ---------------------------------
         At end of period                              $12,471          $9,492
                                               =================================

   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2000


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

ITEM II.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At June 30, 2000, existing current liabilities exceed available cash by $200,981.

Balance Sheet Changes - Assets decreased by $11,235 for the quarter. Accrued liabilities increased by $3,872 for the quarter. Assets increased by $11,640 for the six months ended June 30, 2000. Accrued liabilities increased by $5,658 for the six months ended June 30, 2000.

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

                        WATERMARK INVESTORS REALTY TRUST


Date: August 9, 2000          By:  /s/ Michael S. Verruto
                                          Michael S. Verruto
                                          Trustee, Vice President
                                          and Secretary
                                          (An Authorized Officer and
                                          Chief Accounting Officer)