Form 10-Q
period 2000-09-30
WATERMARK INVESTORS REALTY TRUST
filed 2000-11-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2000

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

     As of September 30, 2000, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                        2000                1999                2000                1999
                                    ----------------------------------------------------------------------
Revenues                                 ---                ---                 ---                 ---
                                    ----------------------------------------------------------------------

Professional fees                      $1,525              $1,471             $10,619              $9,749
Interest expense                        3,675               1,694              10,702               8,012
Other expenses                              0               2,168               2,897               5,105
                                    ----------------------------------------------------------------------
Total expense                           5,200               5,333              24,218              22,866
                                    ----------------------------------------------------------------------
Net earnings (loss)
                                      ($5,200)            ($5,333)           ($24,218)           ($22,866)
                                    ======================================================================

Earnings (loss) per share of
beneficial interest
                                       ($0.01)             ($0.01)            ($0.04)              ($0.04)
                                    ======================================================================
Shares of beneficial interest
used in computing per share
amounts                               542,413             542,413             542,413             542,413
                                    ======================================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS


                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                 2000                  1999
                                                            ------------------------------------
                                                               (Unaudited)
ASSETS

         Real estate                                                $168,588           $168,588
         Less allowance for
         estimated losses                                           (168,588)          (168,588)
                                                            ------------------------------------
         Cash                                                         10,946                831
                                                            ------------------------------------
TOTAL ASSETS                                                         $10,946               $831
                                                            ====================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES

         Note payable-related party                                 $140,100           $115,100
         Accrued liabilities                                          14,423             15,792
         Accrued interest payable - related party                     42,430             31,728
         Unclaimed dividends                                          20,174             20,174
                                                            ------------------------------------
                                                                   $217,127            $182,794
                                                            ------------------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest, $1.00 par
value, authorized 10,000,000 shares with
542,413 issued and outstanding                                       196,235            196,235
         Additional paid-in capital                                   44,205             44,205
         Accumulated deficit                                        (446,621)          (422,403)
                                                            ------------------------------------
                                                                   ($206,181)         ($181,963)
                                                            ------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                     $10,946               $831
                                                            ====================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                            2000                            1999
                                                               -----------------------------------------------------
                                                                                        (unaudited)
Cash flow from operating activities:

    Net earnings (loss)                                                   ($24,218)                       ($22,866)
Adjustment to reconcile net cash
provided by (used in) operating activities
         Net change in accrued
         liabilities                                                         9,333                           9,659
                                                               -----------------------------------------------------

Net cash used in operations                                               ($14,885)                       ($13,207)
                                                               -----------------------------------------------------

Cash flow from financing:                                                   25,000                          10,000
    Proceeds from note payable
                                                               -----------------------------------------------------
Increase (decrease) in cash                                                 10,115                          (3,207)
Cash

         At beginning of period                                                831                          10,714
                                                               -----------------------------------------------------
         At end of period                                                  $10,946                          $7,507
                                                               ======================================================






   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2000


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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At September 30, 2000, existing current liabilities exceed available cash by $206,181.

Balance Sheet Changes - Assets decreased by $1,525 for the quarter. Accrued liabilities increased by $3,675 for the quarter. Assets increased by $10,115 for the nine months ended September 30, 2000. Accrued liabilities increased by $9,333 for the nine months ended September 30, 2000.

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

                        WATERMARK INVESTORS REALTY TRUST



Date: November 14, 2000          By:        /s/ Michael S. Verruto
                                            ----------------------
                                            Michael S. Verruto
                                            Trustee, Vice President
                                            and Secretary
                                            (An Authorized Officer and
                                            Chief Accounting Officer)