Form 10-K
period 2000-12-31
WATERMARK INVESTORS REALTY TRUST
filed 2001-03-30
CIK 85942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            December 31, 2000
                         ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission file number              0-6103
                      --------------------

                        Watermark Investors Realty Trust

             (Exact name of registrant as specified in the charter)


                      Texas                                    75-1372785
--------------------------------------------------       -----------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)

227 West Trade Street, Suite 2320, Charlotte, North Carolina          28202
-------------------------------------------------------------     --------------
               (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code            704/343-9334
                                                  ------------------------

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

     As of March 30, 2001, there were 542,413 shares of Beneficial Interest of the Registrant.

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

Item 2.  Properties.

     At December 31, 2000, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. The Trust has held the Parker Road property for sale for several years, has listed the property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such property for a park site. Management presently intends to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance, and maintenance.

Item 3.  Legal Proceedings.

     At December 31, 2000, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

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

     No regular dividends on Shares were paid in 2000 or 1999. As of March 30, 2001, 542,413 Shares were held by approximately 300 holders of record.

Item 6.  Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.

                                                           (dollars in thousands, except per share)
                                                               For the Years Ended December 31,

                              --------------------------------------------------------------------------------
                                   2000            1999             1998              1997             1996
                                   ----            ----             ----              ----             ----
Statement of Operations
Data

Rental Operations, net             $ -             $ -               $ -               $ -             $ -
Real estate sales, net             $ -               -                -                 -                -
Interest Income                    $ -               -                -                 -                -
Gain on Sale of Land               $ -               -                -                 -                -
Net earnings (loss)               $(38)            (33)              (31)              (31)            (31)
Earnings (loss) per share         $(.07)          $(.06)            $(.06)            $(.06)          $(.06)
Distributions per share            $ -             $ -               $ -               $ -             $ -
Weighted average shares          542,613          542,413          542,413           542,413         542,413
outstanding
Balance Sheet Data
------------------
Total assets                        9               1                11                 1               12
Shareholders' equity              (220)           (182)             (149)             (118)            (87)
(deficit)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

     Watermark has had no revenues for the three years ended December 31, 2000. Watermark's sole real property consists of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of the Parker Road property to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 1998, 1999 or 2000.

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

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Farmer, Fuqua, Hunt & Munselle, P.C.
         Independent Auditors..................................................6

Consolidated Balance Sheets as of December 31, 2000 and 1999...................7

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998...............................................8

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended December 31, 2000, 1999 and 1998...........................9

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998..............................................10

Notes to Consolidated Financial Statements....................................11

Schedule III - Real Estate Investments and Accumulated Depreciation...........14

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To Board of Trustees and Shareholders
Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

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

FARMER, FUQUA, HUNT & MUNSELLE, P.C.
Dallas, Texas
March 2, 2001

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS

                                                                                       2000             1999
                                                                                       ----             ----
Real estate                                                                          $168,588         $168,588
Less allowance for possible losses                                                   (168,588)        (168,588)
                                                                                     ---------        ---------
                                                                                         ---              ---
Cash                                                                                    9,031              831
                                                                                        -----              ---
                  Total assets                                                       $  9,031         $    831
                                                                                     ========         ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities

         Note payable - related party                                                $140,100         $115,100
         Accounts payable and accrued liabilities                                      17,161           15,792
         Accounts payable - related party                                               1,000              ---
             Accrued interest payable - related party                                  50,101           31,728
         Unclaimed dividends                                                           20,174           20,174
                                                                                       ------           ------
                  Total liabilities                                                   228,536          182,794

Shareholders' Equity (Deficit)
         Preferredshares of  beneficial  interest;  $.01 par value;  authorized,
                  10,000,000 shares; -0- shares issued and outstanding at
                  December 31, 2000 and 1999                                             ---              ---
         Common shares of beneficial interest; $1.00 par value; authorized,
                  10,000,000 shares; 542,413 shares issued and outstanding at
                  December 31, 2000 and 1999                                           196,235          196,235
         Additional paid-in capital                                                     44,205           44,205
         Accumulated deficit                                                          (459,945)        (422,403)
                                                                                                       ---------
                  Total shareholders' equity (deficit)                                (219,505)        (181,963)
                                                                                                       ---------
                  Total liabilities and shareholders' equity (deficit)               $   9,031        $     831
                                                                                     =========        =========



        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2000, 1999 and 1998


                                                                       2000                  1999                 1998
                                                                       ----                  ----                 ----
Revenues                                                              $ ---                 $ ---                $ ---
                                                                      ------                ------               -----
                                                                        ---                  ---                  ---
                                                                       -----                -----                ----
Expenses

         Interest - related party                                     18,372                11,377               10,046
         Property expenses                                             5,636                 5,542                4,314
         Legal and professional                                       13,534                15,709               16,741
                                                                      ------                ------               ------
                  Total expenses                                      37,542                32,628               31,101
                                                                      ------                ------               ------

NET LOSS                                                            $(37,542)             $(32,628)            $(31,101)
                                                                    =========             =========            =========
Loss per share                                                      $   (.07)             $   (.06)            $   (.06)
                                                                    =========             =========            ==========
Distributions per share                                             $  ---                $    ---             $    ---
                                                                    =========             =========            ==========
Weighted average shares of beneficial interest used in
         computing loss per share                                     542,413               542,413             542,413
                                                                      =======               =======             =======


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2000, 1999 and 1998


                                                       Shares of           Additional
                                                       Beneficial            Paid-in             Accumulated
                                                        Interest             Capital               Deficit                Total
Balance at January 1, 1998                              $196,235             $ 44,205             $(358,674)           $(118,234)
                                                        ========            =========             ==========           ==========
         Net loss for the year                               ---                  ---               (31,101)             (31,101)
                                                        --------            ---------               --------             --------
Balance at December 31, 1998                            $196,235             $ 44,205             $(389,775)           $(149,335)
                                                        ========            =========             ==========           ==========
         Net loss for the year                               ---                  ---               (32,628)             (32,628)
                                                        --------            ---------               --------             --------
Balance at December 31, 1999                            $196,235             $ 44,205             $(422,403)           $(181,963)
                                                        ========            =========             ==========           ==========
         Net loss for the year                               ---                  ---              $(37,542)            $(37,542)
                                                        --------            ---------              ---------            ---------
Balance at December 31, 2000                            $196,235             $44,205              $(459,945)           $(219,505)
                                                        ========            =========             ==========           ==========



        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998



                                                                             2000                 1999                  1998
                                                                             ----                 ----                  ----
Cash flows from operating activities
   Net loss                                                                 (37,542)            $(32,628)             $(31,101)
   Adjustments to reconcile net loss to net cash used for
      operating activities
      Gain on sale of real estate                                               ---                  ---                  ---
      Increase (decrease) in accounts payable and accrued
      liabilities                                                            20,742               12,745                 6,991
   Net cash used for operating activities                                   (16,800)             (19,883)              (24,110)
Cash flows from financing activities
   Proceeds from loans                                                       25,000               10,000                34,750
                                                                             ------               ------                ------
   Net cash provided by financing activities                                 25,000               10,000                34,750
                                                                             ------               ------                ------
Increase (decrease) in cash                                                   8,200               (9,883)               10,640
Cash at beginning of year                                                       831               10,714                    74
                                                                                ---               ------                    --
Cash at end of year                                                          $9,031             $    831              $ 10,714
                                                                             ======             ========              ========
Supplemental cash flow information                                       $   ---                $    ---              $    ---
                                                                         ----------             --------              --------
   Cash paid for interest                                                $   ---                $    ---              $    ---
                                                                         ----------             --------              --------
   Cash paid for taxes


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2000, 1999 and 1998

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

Legal and Other Expenses

Legal and other expenses incurred for 2000, 1999 and 1998 include legal expenses of approximately $4,500, $7,200, and $6,500, respectively.

Income Taxes

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 2000, 1999 or 1998, due to net operating losses.

NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination (the "Plan" or the "Watermark Plan") approved by the shareholders in 1985 until June 30, 1994.

NOTE 3 - REAL ESTATE

At December 31, 2000 and 1999, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly-owned subsidiary and contributed the Parker Road property to such subsidiary. At December 31, 2000 and 1999, the Trust's only significant asset was its ownership interest in such subsidiary.

NOTE 4 - NOTE PAYABLE

                                                                                        2000           1999
                                                                                        ----           ----
Note payable to Abbestate Holding, Inc., a related party that has a common
shareholder with Watermark, with an interest rate of 12%, uncollateralized, with      $ 140,100      $115,100
interest and principal due August 1, 2003.                                            =========      ========

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2000, 1999 and 1998

NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 2000, net operating loss carryforwards of approximately $568,218 were available for tax purposes which, if not utilized, will expire at various dates through 2013. Any deferred tax asset that would be associated with the net operating loss carryforward has been reduced to $-0- due to recurring net losses, no factors indicating that the trend of net losses will reverse and the fact that if the trend did reverse, the net income from a REIT is not taxable as long as specific REIT requirements have been met.

NOTE 6 - RELATED PARTY TRANSACTIONS

HPI Capital, LLC provides administrative and accounting services to the Trust under supervision of the Trust's officers (two of whom are also officers of HPI Capital, LLC). HPI Capital, LLC has not been compensated by the Trust for any services rendered to the Trust.

NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December 31, 2000 and 1999 follow:

                                                             2000                                        1999
                                                             ----                                        ----
                                               Carrying               Fair                 Carrying              Fair
                                                amount               value                  amount               value
                                               --------              -----                 --------              -----
Cash                                          $    9,031          $    9,031             $      831            $    831
Note payable-related party                       140,100             140,100                115,100             115,100


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

                                                                    SCHEDULE III

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                        December 31, 2000, 1999 and 1998


                                          Cost         Gross Amount
                                       Capitalized       at which
                            Initial     Subsequent      Carried at
                            Cost to         to         December 31,     Valuation     Accumulated      Date      Depreciable
       Description         Watermark   Acquisition         2000         Allowance    Depreciation    Acquired   Life (years)
       -----------         ---------   -----------        -----         ---------    ------------    --------   ------------
Undeveloped                $162,729       $5,859         $168,588       $(168,588)        ---         Various        ---
land Houston, TX           ========       ======         ========       ==========       =====


A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 1999 is as follows:


REAL ESTATE                                            2000                 1999                1998
-----------                                            ----                 ----                ----

Balance at beginning of year                         $168,588             $168,588            $168,588
Sales                                                  ---                   ---                ---
Foreclosure additions                                  ---                   ---                ---
Improvements                                           ---                   ---                ---
                                                      -----                 -----              ----
Balance at end of year                               $168,588             $168,588            $168,588
                                                     ========             ========            ========
ACCUMULATED DEPRECIATION

Balance at beginning of year                          $ ---                 $ ---              $ ---
Sales                                                  ---                   ---                ---
Depreciation                                           ---                   ---                ---
                                                      -----                 -----              ----
Balance at end of year                                $ ---                $ ---               $ ---
                                                      ======               ======              =====


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

Meetings and Committees of Trustees

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 2000, the Board of Trustees held no formal meetings and no matters were handled by unanimous written consent. The Board of Trustees has no standing audit, nominating or compensation committee.

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

Item 11.  Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 2000. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of March 25, 2001, of more than five percent (5%) of the outstanding Shares of the Trust:

                  Name and Address                                  Amount of                   Percent of Shares
                 of Beneficial Owner                          Beneficial Ownership               Outstanding(1)
                 -------------------                          --------------------               --------------
Fletcher Napolitano Styles and                                      59,665(2)                        11.0(2)
Verruto Family Property Partners, L.P.(3)                            Shares
227 W. Trade Street
Suite 2320
Charlotte, NC 28202
Attn: Michael S. Verruto

MIZ Investors Associates(4)                                         59,665(2)                        11.0(2)
6971 N. Federal Highway                                              Shares
Suite 203
Boca Raton, FL 33487
Attn: Simon and Joseph Mizrachi

DAGI Limited Partnership(5)                                         59,665(2)                        11.0(2)
227 W. Trade Street                                                  Shares
Suite 2320
Charlotte, NC 28202
Attn: David S. Givner

Antapolis N.V.                                                     184,422(2)                        34.0(2)
c/o MeesPierson Trust                                                Shares
(Curacao) N.V.
Number 6 Curacao
Netherlands Antilles
Attn: John B. Goisiraweg

------------------------------------

(1)  Based on 542,413 Shares outstanding on March 30, 2001.

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

Security Ownership of Management

     According to the Share transfer records of the Trust and other information available to the Trust, as of March 30, 2001, the current trustees and executive officers of the trust beneficially owned the following Shares:

  Name and Offices of Beneficial                Amount of
               Owner                       Beneficial Ownership            Percent of Class(1)
               -----                       --------------------            ----------------
   David S. Givner, Trustee,(3)                 59,665(2)                        11.0(2)
      President and Treasurer

    Simon Mizrachi, Trustee(4)                  59,665(2)                        11.0(2)
        Michael S. Verruto,                     59,665(2)                        11.0(2)
  Trustee,(5) Vice President and
             Secretary

    All trustees and executive                 178,995(2)                        33.0(2)
        officers as a group

------------------------------------

(1)  Based on 542,413 Shares outstanding on March 30,2001.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Consolidated Financial Statements:

               Balance Sheets as of December 31, 2000 and 1999.

               Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

               Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

               Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 30th day of March, 2001.

                                       WATERMARK INVESTORS REALTY TRUST



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


      Signature                         Title                          Date

/s/ David S. Givner      Trustee, President and Treasurer         March 30, 2001
-----------------------  (Principal Executive Officer and
  David S. Givner         Principal Financial and Accounting
                          Officer)


/s/ Michael S. Verruto   Trustee, Vice President and Secretary    March 30, 2001
-----------------------
  Michael S. Verruto