Form 10-Q
period 2001-03-31
WATERMARK INVESTORS REALTY TRUST
filed 2001-05-15
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2001

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

     As of April 30, 2001, there were outstanding 542,413 shares of beneficial interest of the registrant.

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


                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   2001              2000
                                             ----------------  ----------------
Gain on sale of land
                                                    ---               ---
                                             ----------------  ----------------

Professional fees                                      $6,537              $750

Interest expense                                        4,099             3,161

Property Taxes                                          2,737                 0

Other expenses                                          1,250                 0
                                             ----------------  ----------------
Total expense                                          14,623             3,911
                                             ----------------  ----------------
Net earnings (loss)
                                                    ($14,623)          ($3,911)
                                             ================  ================

Earnings (loss) per share of beneficial
interest                                              ($0.03)           ($0.01)
                                             ================  ================
Shares of beneficial interest used in
computing per share amounts
                                                      542,413           542,413
                                             ================  ================


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS



                                                         MARCH 31,      DECEMBER 31,
                                                           2001             2000
                                                     ---------------   --------------
                                                                (Unaudited)

ASSETS
         Real estate                                        $168,588         $168,588

         Less allowance for
         estimated losses                                 ($168,588)        (168,588)
                                                     ---------------   --------------
         Cash                                                $13,507           $9,031
                                                     ---------------   --------------
TOTAL ASSETS                                                 $13,507           $9,031
                                                     ===============   ==============

LIABILITIES AND SHAREHOLDERS'
DEFICIT

LIABILITIES
         Note payable - related party                       $155,100         $140,100
         Accrued liabilities                                  14,417           17,161
         Accounts payable - related party                                       1,000
         Accrued interest payable - related party             54,199           50,101
         Unclaimed dividends                                  20,174           20,174
                                                     ---------------   --------------
                                                            $243,890         $228,536
                                                     ---------------   --------------

SHAREHOLDERS' DEFICIT
         Shares of beneficial interest, $1.00 par
         value, authorized 10,000,000 shares
         with 542,413 issued and outstanding                 196,235          196,235
         Additional paid-in capital                           44,205           44,205
         Accumulated deficit                               (470,823)        (459,945)
                                                     ---------------   --------------
                                                          ($230,383)       ($219,505)
                                                     ---------------   --------------

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                                        $13,507           $9,031
                                                     ===============   ==============


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     2001              2000
                                                --------------     ------------
                                                           (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                              ($14,623)         ($3,911)

Adjustment to reconcile net cash
provided by (used in) operating activities

         Net change in accrued
         liabilities                                     4,099            1,786
                                                --------------     ------------

Net cash used in operations                          ($10,524)         ($2,125)
                                                --------------     ------------

Cash flow from financing:
    Proceeds from note payable                          15,000           25,000
                                                --------------     ------------
Increase (decrease) in cash                              4,476           22,875

Cash

         At beginning of period                          9,031              831
                                                --------------     ------------
         At end of period                              $13,507          $23,706
                                                ==============     ============


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2001


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to Corporation's annual report on Form 10-K for the year ended December 31, 2000.

ITEM II.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At March 31, 2001, existing current liabilities exceed available cash by $230,383.

Balance Sheet Changes - Assets increased by $4,476 for the quarter. Accrued liabilities increased by $15,354.

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


                        WATERMARK INVESTORS REALTY TRUST



Date: May 15, 2001                  By:     /s/ Michael S. Verruto
                                            ----------------------
                                            Michael S. Verruto
                                            Trustee, Vice President
                                            and Secretary
                                            (An Authorized Officer and
                                            Chief Accounting Officer)