Form 10-Q
period 2001-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2001-08-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _________

Commission file Number:    0-6103

                           WATERMARK INVESTORS REALTY
                       TRUST (Exact name of registrant as
                           specified in its charter.)
                     Texas                                  75-1372785
(State or other jurisdiction of incorporation or       (I.R.S. Employer
                 organization)                          Identification No.)
             227 West Trade Street, Suite 2320, Charlotte, NC 28202
                    (Address of principal executive offices)
                                   (Zip Code)
                                  (704)343-9334
              (Registrant's telephone number, including area code)


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

     As of July 30, 2001, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   JUNE 30,                                JUNE 30,
                                           2001                2000                2001                2000
                                    --------------------------------------------------------------------------------
Revenues                                    ___                ___                 ___                 ___
                                    --------------------------------------------------------------------------------

Professional fees                                  $844              $8,344              $7,381              $9,100
Interest expense                                  4,192               3,866               8,291               7,027
Other expenses                                     (665)              2,891               3,320               2,891
                                    --------------------------------------------------------------------------------
Total expense                                     4,371              15,101              18,992              19,018
                                    --------------------------------------------------------------------------------
Net earnings (loss)
                                                ($4,371)           ($15,101)           ($18,992)           ($19,018)
                                    ================================================================================

Earnings (loss) per share of
beneficial interest
                                                 ($0.01)             ($0.03)             ($0.04)             ($0.04)
                                    ================================================================================
Shares of beneficial interest used
in computing per share amounts
                                                542,413             542,413             542,413             542,413
                                    ================================================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,                 DECEMBER 31,
                                                                       2001                       2000
                                                            --------------------------------------------------------
                                                                     (Unaudited)
ASSETS
         Real estate                                                          $168,588                     $168,588
         Less allowance for
         estimated losses                                                     (168,588)                    (168,588)
                                                            --------------------------------------------------------
         Cash                                                                   10,591                        9,031
                                                            --------------------------------------------------------
TOTAL ASSETS                                                                   $10,591                       $9,031
                                                            ========================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
         Note payable-related party                                           $155,100                     $140,100
         Accrued liabilities                                                    14,423                       17,161
         Accounts payable - related party                                        1,000                        1,000
         Accrued interest payable - related party                               58,391                       50,101
         Unclaimed dividends                                                    20,174                       20,174
                                                            --------------------------------------------------------
                                                                              $249,088                     $228,536
                                                            --------------------------------------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest, $1.00
par value, authorized 10,000,000 shares with
542,413 issued and outstanding                                                 196,235                      196,235
         Additional paid-in capital                                             44,205                       44,205
         Accumulated deficit                                                  (478,937)                    (459,945)
                                                            --------------------------------------------------------
                                                                             ($238,497)                   ($219,505)
                                                            --------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $10,591                       $9,031
                                                            ========================================================


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30
                                                              2001                         2000
                                                     -----------------------------------------------------
                                                                         (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                                            ($18,992)                     ($19,018)
Adjustment to reconcile net cash
provided by (used in) operating activities
         Net change in accrued
         liabilities                                                  5,552                         5,658
                                                     -----------------------------------------------------

Net cash used in operations                                        ($13,440)                     ($13,360)
                                                     -----------------------------------------------------

Cash flow from financing:                                            15,000                        25,000
    Proceeds from note payable
                                                     -----------------------------------------------------
Increase (decrease) in cash                                           1,560                        11,640
Cash
         At beginning of period                                       9,031                           831
                                                     -----------------------------------------------------
         At end of period                                           $10,591                       $12,471
                                                     ======================================================


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2001


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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At June 30, 2001, existing current liabilities exceed available cash by $238,497.

Balance Sheet Changes - Assets decreased by $2,916 for the quarter. Accrued liabilities increased by $5,198 for the quarter. Assets increased by $1,560 for the six months ended June 30, 2001. Accrued liabilities increased by $20,552 for the six months ended June 30, 2001.

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


                        WATERMARK INVESTORS REALTY TRUST



Date: August 14, 2001          By:  /s/ Michael S. Verruto
                                    -----------------------------------
                                        Michael S. Verruto
                                        Trustee, Vice President
                                        and Secretary
                                        (An Authorized Officer and
                                        Chief Accounting Officer)