Form 10-Q
period 2001-09-30
WATERMARK INVESTORS REALTY TRUST
filed 2001-11-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2001

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

     As of September 30, 2001, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                   2001         2000         2001         2000
                               -------------------------------------------------
Revenues                            ___         ___          ___          ___
                               -------------------------------------------------

Professional fees                      $0       $1,525       $7,381      $10,619
Interest expense                    4,237        3,675       12,528       10,702
Other expenses                        750            0        4,072        2,897
                               -------------------------------------------------
Total expense                       4,987        5,200       23,981       24,218
                               -------------------------------------------------
Net earnings (loss)
                                 ($4,987)     ($5,200)    ($23,981)    ($24,218)
                               =================================================

Earnings (loss) per share of
beneficial interest
                                  ($0.01)      ($0.01)      ($0.04)      ($0.04)
                               =================================================
Shares of beneficial interest
used in computing per share
amounts                          542,413      542,413      542,413      542,413
                               =================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2001              2000
                                                 -------------------------------
                                                   (Unaudited)
ASSETS

     Real estate                                    $168,588          $168,588

     Less allowance for
     estimated losses                               (168,588)         (168,588)
                                                 -------------------------------
     Cash                                              9,841             9,031
                                                 -------------------------------
TOTAL ASSETS                                          $9,841            $9,031
                                                 ===============================

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES

     Note payable-related party                     $155,100          $140,100
     Accrued liabilities                              14,423            17,161
     Accounts payable - related party                  1,000             1,000
     Accrued interest payable - related party         62,628            50,101
     Unclaimed dividends                              20,174            20,174
                                                 -------------------------------
                                                    $253,325          $228,536
                                                 -------------------------------

SHAREHOLDERS' DEFICIT

Common shares of beneficial interest,
$1.00 par value, authorized 10,000,000
shares with 542,413 issued and
outstanding                                          196,235           196,235
     Additional paid-in capital                       44,205            44,205
     Accumulated deficit                            (483,924)         (459,945)
                                                 -------------------------------
                                                   ($243,484)        ($219,505)
                                                 -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $9,841            $9,031
                                                 ===============================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                      2001              2000
                                                 -------------------------------
                                                            (unaudited)
Cash flow from operating activities:
   Net earnings (loss)                              ($23,981)         ($24,218)
Adjustment to reconcile net cash
provided by (used in) operating activities
      Net change in accrued liabilities                9,791             9,333
                                                 -------------------------------

Net cash used in operations                         ($14,190)         ($14,885)
                                                 -------------------------------
Cash flow from financing:
   Proceeds from note payable                         15,000            25,000
                                                 -------------------------------
Increase (decrease) in cash                              810            10,115

Cash
      At beginning of period                           9,031               831
                                                 -------------------------------
      At end of period                                $9,841           $10,946
                                                 ===============================


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2001


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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At September 30, 2001, existing current liabilities exceed available cash by $243,484.

Balance Sheet Changes - Assets decreased by $750 for the quarter. Accrued liabilities increased by $4,237 for the quarter. Assets increased by $810 for the nine months ended September 30, 2001. Accrued liabilities increased by $24,791 for the nine months ended September 30, 2001.

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


                        WATERMARK INVESTORS REALTY TRUST


Date: November 13, 2001            By:  /s/ Michael S. Verruto
                                        ------------------------------
                                        Michael S. Verruto
                                        Trustee, Vice President
                                        and Secretary
                                        (An Authorized Officer and
                                        Chief Accounting Officer)