Form 10-K
period 2001-12-31
WATERMARK INVESTORS REALTY TRUST
filed 2002-04-02
CIK 85942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended         December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------   -------------------

Commission file number         0-6103
                      -------------------------------------------------

                        Watermark Investors Realty Trust
             (Exact name of registrant as specified in the charter)

            Texas                                                 75-1372785
--------------------------------------                       -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

227 West Trade Street, Suite 2320,
     Charlotte, North Carolina                                      28202
--------------------------------------                       -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  704/343-9334
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
             None                                         None
-------------------------------        -----------------------------------------


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
                                             ---   ---

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

     As of March 15, 2002, there were 542,413 shares of Beneficial Interest of the Registrant.

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

Item 2.  Properties.

     At December 31, 2001, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. The Trust has held the Parker Road property for sale for several years, has listed the property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such property for a park site. Management presently intends to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance, and maintenance.

Item 3.  Legal Proceedings.

     At December 31, 2001, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

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

     No regular dividends on Shares were paid in 2001 or 2000. As of March 15, 2002, 542,413 Shares were held by approximately 300 holders of record.

Item 6.  Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.



                                                     (dollars in thousands, except per share)
                                                         For the Years Ended December 31,
                              --------------------------------------------------------------------------
                                      2001           2000             1999           1998          1997

Statement of Operations Data
      Rental Operations, net            $-             $-              $ -             $-            $-
      Real estate sales, net             -              -                -              -             -
             Interest Income             -              -                -              -             -
        Gain on Sale of Land             -              -                -              -             -
         Net earnings (loss)         $(36)          $(38)             (33)           (31)          (31)
   Earnings (loss) per share        $(.07)         $(.07)           $(.06)         $(.06)        $(.06)
     Distributions per share            $-             $-               $-            $ -           $ -
     Weighted average shares       542,413        542,413          542,413        542,413       542,413
                 outstanding
Balance Sheet Data
Total assets                             6              9                1             11             1
Shareholders' equity                 (256)          (220)            (182)          (149)         (118)
(deficit)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

     Watermark has had no revenues for the three years ended December 31, 2001. Watermark's sole real property consists of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of the Parker Road property to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 1999, 2000, or 2001.

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

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Farmer, Fuqua & Huff, P.C.
   Independent Auditors.......................................................6

Consolidated Balance Sheets as of December 31, 2001 and 2000..................7

Consolidated Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999...........................................8

Consolidated Statements of Shareholders' Equity (Deficit)
   for the years ended December 31, 2001, 2000 and 1999.......................9

Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999...........................................10

Notes to Consolidated Financial Statements....................................11

Schedule III - Real Estate Investments and Accumulated Depreciation...........14

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To Board of Trustees and Shareholders

Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years ended December 31, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.

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

FARMER, FUQUA & HUFF, P.C.

Plano, Texas
February 26, 2002

                                            WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                                                       CONSOLIDATED BALANCE SHEETS
                                                        December 31, 2001 and 2000

                                                      ASSETS
                                                                                              2001            2000
Real estate                                                                                168,588        $168,588
Less allowance for possible losses                                                       (168,588)       (168,588)
                                                                                             ---            ---
Cash                                                                                         6,314           9,031
                  Total assets                                                              $6,314          $9,031
                                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
         Note payable - related party                                                      155,100        $140,100
         Accounts payable and accrued liabilities                                           18,006          17,161
         Accounts payable - related party                                                    2,000           1,000
             Accrued interest payable - related party                                       66,866          50,101
         Unclaimed dividends                                                                20,174          20,174
                  Total liabilities                                                        262,146         228,536

Shareholders' Equity (Deficit)
         Preferred shares of beneficial interest; $.01 par value; authorized,                ---             ---
                  10,000,000 shares; -0- shares issued and outstanding at December
                  31, 2001 and 2000
         Common shares of beneficial interest; $1.00 par value; authorized,                196,235         196,235
                  10,000,000 shares; 542,413 shares issued and outstanding at
                  December 31, 2001 and 2000
         Additional paid-in capital                                                         44,205          44,205
         Accumulated deficit                                                             (496,272)       (459,945)
                  Total shareholders' equity (deficit)                                   (255,832)       (219,505)
                  Total liabilities and shareholders' equity (deficit)                      $6,314          $9,031

                                   The accompanying notes are an integral part of these statements.

                                            WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                             Years Ended December 31, 2001, 2000 and 1999

                                                                  2001           2000            1999
Revenues                                                      $    ---       $    ---       $     ---
                                                                   ---            ---             ---
Expenses

         Interest - related party                                16,766         18,372          11,377
         Property expenses                                        5,543          5,636           5,542
         Legal and professional                                  14,018         13,534          15,709
                  Total expenses                                 36,327         37,542          32,628

NET LOSS                                                      $(36,327)      $(37,542)       $(32,628)
Loss per share                                                $   (.07)      $   (.07)       $   (.06)
Distributions per share                                       $    ---       $    ---        $    ---
Weighted average shares of beneficial interest used in          542,413        542,413         542,413
         computing loss per share

                                   The accompanying notes are an integral part of these statements.

                                            WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                             Years Ended December 31, 2001, 2000 and 1999

                                                     Shares of          Additional          Accumulated              Total
                                                    Beneficial             Paid-in              Deficit
                                                      Interest             Capital
Balance at January 1, 1999                            $196,235            $ 44,205           $(389,775)         $(149,335)
         Net loss for the year                             ---                 ---             (32,628)           (32,628)
Balance at December 31, 1999                          $196,235            $ 44,205           $(422,403)         $(181,963)
         Net loss for the year                             ---                 ---             (37,542)           (37,542)
Balance at December 31, 2000                          $196,235            $ 44,205           $(459,945)         $(219,505)
         Net loss for the year                             ---                 ---            $(36,237)          $(36,237)
Balance at December 31, 2001                          $196,235             $44,205           $(496,272)         $(255,832)

                                   The accompanying notes are an integral part of these statements.

                                            WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Years Ended December 31, 2001, 2000 and 1999


                                                                           2001          2000             1999
Cash flows from operating activities
   Net loss                                                              (36,327)      (37,542)        $(32,628)
      Adjustments to reconcile net loss to net cash used for
      operating activities
      Increase in accounts payable and accrued                            18,610        20,742           12,745
      liabilities
   Net cash used for operating activities                                (17,717)      (16,800)         (19,883)
Cash flows from financing activities                                       15,000        25,000           10,000
   Proceeds from loans
   Net cash provided by financing activities                               15,000        25,000           10,000
Increase (decrease) in cash                                               (2,717)         8,200          (9,883)
Cash at beginning of year                                                   9,031           831           10,714
Cash at end of year                                                         6,314        $9,031        $     831
Supplemental cash flow information
   Cash paid for interest                                               $     ---     $     ---        $     ---
   Cash paid for taxes                                                  $     ---     $     ---        $     ---

                                   The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2001, 2000 and 1999

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

Legal and Other Expenses

Legal and other expenses incurred for 2001, 2000 and 1999 include legal expenses of approximately $4,500, $4,500, and $7,200, respectively.

Income Taxes

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 2001, 2000 or 1999, due to net operating losses.

NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination (the "Plan" or the "Watermark Plan") approved by the shareholders in 1985 until June 30, 1994.

NOTE 3 - REAL ESTATE

At December 31, 2001 and 2000, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly-owned subsidiary and contributed the Parker Road property to such subsidiary. At December 31, 2001 and 2000, the Trust's only significant asset was its ownership interest in such subsidiary.

NOTE 4 - NOTE PAYABLE

                                                                                           2001         2000
Note payable to Abbestate Holding, Inc., a related party that has a common            $ 155,100     $140,100
shareholder with Watermark, with an interest rate of 12%, uncollateralized, with interest and principal due August 1, 2003.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2001, 2000 and 1999

NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 2001 net operating loss carryforwards of approximately $600,000 were available for tax purposes which, if not utilized, will expire at various dates through 2013. Any deferred tax asset that would be associated with the net operating loss carryforward has been reduced to $-0- due to recurring net losses, no factors indicating that the trend of net losses will reverse and the fact that if the trend did reverse, the net income from a REIT is not taxable as long as specific REIT requirements have been met.

NOTE 6 - RELATED PARTY TRANSACTIONS

HPI Capital, LLC provides administrative and accounting services to the Trust under supervision of the Trust's officers (two of whom are also officers of HPI Capital, LLC). HPI Capital, LLC had not been compensated by the Trust for any services rendered to the Trust, until January 2000, when HPI Capital, LLC began charging the Trust $1,000 per year for administrative and accounting services. This amount has been accrued and is shown on the face of the balance sheet as accrued accounts payable-related party.

NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December 31, 2001 and 2000 follow:



                                                2001                          2000
                                       Carrying          Fair        Carrying           Fair
                                         amount         value          amount          value
Cash                                   $  6,314      $  6,314       $   9,031      $   9,031
Note payable-related party              155,100       155,100         140,100        140,100

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

                                                                    SCHEDULE III

                                       WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                                    REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                              December 31, 2001, 2000 and 1999

       Description          Initial        Cost        Gross Amount    Valuation     Accumulated      Date     Depreciable
                            Cost to     Capitalized      at which      Allowance    Depreciation    Acquired   Life (years)
                           Watermark    Subsequent      Carried at
                                            to         December 31,
                                        Acquisition        2001
 Undeveloped                $162,729      $5,859         $168,588      $(168,588)        ---        Various        ---
 land Houston, TX

A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 2001 is as follows:

REAL ESTATE                               2001           2000           1999
Balance at beginning of year          $168,588       $168,588       $168,588
Sales                                      ---            ---            ---
Foreclosure additions                      ---            ---            ---
Improvements                               ---            ---            ---
Balance at end of year                $168,588       $168,588       $168,588
ACCUMULATED DEPRECIATION
Balance at beginning of year          $    ---       $    ---       $    ---
Sales                                      ---            ---            ---
Depreciation                               ---            ---            ---
Balance at end of year                $    ---       $    ---       $    ---


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

Meetings and Committees of Trustees

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 2001, the Board of Trustees held no formal meetings and no matters were handled by unanimous written consent. The Board of Trustees has no standing audit, nominating or compensation committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 2001. To the best knowledge of the current officers of the Trust, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.

Item 11. Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 2001. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of March15, 2002, of more than five percent (5%) of the outstanding Shares of the Trust:

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


(1)  Based on 542,413 Shares outstanding on March 15, 2002.

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

Security Ownership of Management

     According to the Share transfer records of the Trust and other information available to the Trust, as of March 15, 2002, the current trustees and executive officers of the trust beneficially owned the following Shares:

  Name and Offices of Beneficial                Amount of                 Percent of Class(1)
               Owner                       Beneficial Ownership
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
        officers as a group


(1)  Based on 542,413 Shares outstanding on March 15, 2002.

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

Item 13. Certain Relationships and Related Transactions.

     Since December 5, 1995, HPI Capital, LLC has provided administrative and accounting services to the Trust under the supervision of the Trust's officers (two of whom are also officers of HPI Capital, LLC). HPI Capital, LLC has not been compensated by the Trust for any services rendered to the Trust, until January 2000, when HPI Capital, LLC began charging the Trust $1,000 per year for administrative and accounting services. This amount has been accrued and is shown on the face of the balance sheet as accrued accounts payable-related party.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

     1.   Consolidated Financial Statements:

               Balance Sheets as of December 31, 2001 and 2000.

               Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

               Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

               Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 20th day of March, 2002.

                                            WATERMARK INVESTORS REALTY TRUST




                                            By:/s/ David S. Givner
                                               ---------------------------------
                                            David S. Givner
                                            Trustee, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Signature                            Title                               Date
/s/ David S. Givner
-----------------------------      Trustee, President and Treasurer           March 20, 2002
        David S. Givner            (Principal Executive Officer and
                                      Principal Financial and Accounting
                                      Officer)
/s/ Michael S. Verruto
-----------------------------      Trustee, Vice President and Secretary      March 20, 2002
      Michael S. Verruto