Form 10-Q
period 2002-03-31
WATERMARK INVESTORS REALTY TRUST
filed 2002-05-28
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2002

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

         As of April 30, 2002, there were outstanding 542,413 shares of beneficial interest of the registrant.

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


                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       2002                    2001
                                                  ---------------------------------------
Gain on sale of land                                           ---                    ---
                                                  ----------------------------------------

Professional fees                                           $6,500                 $6,537
Interest expense                                             4,538                  4,099
Property Taxes                                                   0                  2,737
Other expenses                                                 931                  1,250
                                                  ----------------------------------------
Total expense                                               11,969                 14,623
                                                  ----------------------------------------
Net earnings (loss)                                      ($11,969)              ($14,623)
                                                  ========================================

Earnings (loss) per share of beneficial interest           ($0.02)                ($0.03)
                                                  ========================================
Shares of beneficial interest used in computing            542,413                542,413
per share amounts
                                                  ========================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31,                 DECEMBER 31,
                                                                2002                        2001
                                                      --------------------------------------------------
                                                                           (Unaudited)
ASSETS
         Real estate                                               $168,588                     $168,588
          Less allowance for
         estimated losses                                        ($168,588)                    (168,588)
                                                      ---------------------------------------------------
         Cash                                                        $3,034                       $6,314
                                                      ---------------------------------------------------
TOTAL ASSETS                                                         $3,034                       $6,314
                                                      ===================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
         Note payable-related party                                $155,100                     $155,100
         Accrued liabilities                                         22,157                       18,006
         Accounts payable - related party                             2,000                        2,000
         Accrued interest payable - related party                    71,404                       66,866
         Unclaimed dividends                                         20,174                       20,174
                                                      ---------------------------------------------------
                                                                   $270,835                     $262,146
                                                      ---------------------------------------------------
SHAREHOLDERS' DEFICIT
         Shares of beneficial interest, $1.00 par
          value, authorized 10,000,000 shares with
          542,413 issued and outstanding                            196,235                      196,235
         Additional paid-in capital                                  44,205                       44,205
         Accumulated deficit                                      (508,241)                    (496,272)
                                                      ---------------------------------------------------
                                                                 ($267,801)                   ($255,832)
                                                      ---------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $3,034                       $6,314
                                                      ===================================================


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                            2002                      2001
                                                  ----------------------------------------------------
                                                                      (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                                          ($11,969)                  ($14,623)
Adjustment to reconcile net cash
provided by (used in) operating activities
         Net change in accrued
         liabilities                                                 8,689                      4,099
                                                  ----------------------------------------------------

Net cash used in operations                                       ($3,280)                  ($10,524)
                                                  ----------------------------------------------------

Cash flow from financing:
    Proceeds from note payable                                           0                     15,000
                                                  ----------------------------------------------------
Increase (decrease) in cash                                        (3,280)                      4,476
Cash
         At beginning of period                                      6,314                      9,031
                                                  ----------------------------------------------------
         At end of period                                           $3,034                    $13,507
                                                  ====================================================



   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2002


Note A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to Corporation's annual report on Form 10-K for the year ended December 31, 2001.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At March 31, 2002, existing current liabilities exceed available cash by $267,801.

Balance Sheet Changes - Assets decreased by $3,280 for the quarter. Accrued liabilities increased by $8,689.

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


                  WATERMARK INVESTORS REALTY TRUST



Date: May 28, 2002                 By: /s/ Michael S. Verruto
                                       ------------------------------------
                                       Michael S. Verruto
                                       Trustee, Vice President
                                       and Secretary
                                       (An Authorized Officer and
                                       Chief Accounting Officer)