Form 10-Q
period 2002-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2002-08-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 2002

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

     As of June 30, 2002, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   JUNE 30,                                JUNE 30,
                                           2002               2001                2002                2001
                                    -------------------------------------------------------------------------
Revenues                                    ___                ___                 ___                 ___
                                    -------------------------------------------------------------------------

Professional fees                         $4,667                $844             $11,167              $7,381

Interest expense                           4,641               4,192               9,179               8,291

Other expenses                                 0                (665)                931               3,320
                                    -------------------------------------------------------------------------
Total expense                              9,308               4,371              21,277              18,992
                                    -------------------------------------------------------------------------
Net earnings (loss)                      ($9,308)            ($4,371)           ($21,277)           ($18,992)
                                    =========================================================================

Earnings (loss) per share of
beneficial interest
                                          ($0.02)             ($0.01)             ($0.04)             ($0.04)
                                    =========================================================================
Shares of beneficial interest used
in computing per share amounts
                                         542,413             542,413             542,413             542,413
                                    =========================================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,                 DECEMBER 31,
                                                                2002                       2001
                                                     -----------------------------------------------
                                                            (Unaudited)
ASSETS
         Real estate                                          $168,588                     $168,588

         Less allowance for
         estimated losses                                     (168,588)                    (168,588)
                                                     -----------------------------------------------
         Cash                                                   18,669                        6,314
                                                     -----------------------------------------------
TOTAL ASSETS                                                   $18,669                       $6,314
                                                     ===============================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
         Note payable-related party                           $180,100                     $155,100

         Accrued liabilities                                    17,459                       18,006

         Accounts payable - related party                        2,000                        2,000

         Accrued interest payable - related party               76,045                       66,866

         Unclaimed dividends                                    20,174                       20,174
                                                     -----------------------------------------------
                                                              $295,778                     $262,146
                                                     -----------------------------------------------
SHAREHOLDERS' DEFICIT

Common shares of beneficial interest, $1.00 par
value, authorized 10,000,000 shares with 542,413
issued and outstanding                                         196,235                      196,235
         Additional paid-in capital                             44,205                       44,205

         Accumulated deficit                                  (517,549)                    (462,272)
                                                     -----------------------------------------------
                                                             ($277,109)                   ($255,832)
                                                     -----------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                               $18,669                       $6,314
                                                     ===============================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                    2002                         2001
                                            ----------------------------------------------
                                                               (unaudited)
Cash flow from operating activities:
  Net earnings (loss)                             ($21,277)                     ($18,992)
Adjustment to reconcile net cash
provided by (used in) operating activities
       Net change in accrued
       liabilities                                   8,632                         5,552
                                            ----------------------------------------------

Net cash used in operations                       ($12,645)                     ($13,440)
                                            ----------------------------------------------

Cash flow from financing:                           25,000                        15,000
  Proceeds from note payable
                                            ----------------------------------------------
Increase (decrease) in cash                         12,355                         1,560

Cash
       At beginning of period                        6,314                         9,031
                                            ----------------------------------------------
       At end of period                            $18,669                       $10,591



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At June 30, 2002, existing current liabilities exceed available cash by $ 256,935.

Balance Sheet Changes - Assets increased by $15,635 for the quarter. Accrued liabilities increased by $24,943 for the quarter. Assets increased by $12,355 for the six months ended June 30, 2002. Accrued liabilities increased by $33,632 for the six months ended June 30, 2002.

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


                        WATERMARK INVESTORS REALTY TRUST



Date: August 13, 2002               By:  /s/ Michael S. Verruto
                                         ------------------------------
                                         Michael S. Verruto
                                         Trustee, Vice President
                                         and Secretary
                                         (An Authorized Officer and
                                         Chief Accounting Officer)