Form 10-Q
period 2002-09-30
WATERMARK INVESTORS REALTY TRUST
filed 2002-11-15
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _____________

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

     As of September 30, 2002, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                         2002              2001                2002                2001
                                   --------------------------------------------------------------------------
Revenues                                 ___                ___                 ___                 ___
                                   --------------------------------------------------------------------------

Professional fees                         $1,967                  $0             $10,134              $7,381
Interest expense                           4,691               4,237              13,870              12,528
Other expenses                             2,431                 750               6,362               4,072
                                   --------------------------------------------------------------------------
Total expense                              9,089               4,987              30,366              23,981
                                   --------------------------------------------------------------------------
Net earnings (loss)
                                         ($9,089)            ($4,987)           ($30,366)           ($23,981)
                                   ==========================================================================

Earnings (loss) per share of
beneficial interest
                                           ($.02)             ($0.01)              ($.06)             ($0.04)
                                   ==========================================================================
Shares of beneficial interest used
in computing per share amounts
                                         542,413             542,413             542,413             542,413
                                   ==========================================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    2002                2001
                                                            ------------------------------------
                                                                  (Unaudited)
ASSETS
         Real estate                                                $168,588           $168,588
         Less allowance for
         estimated losses                                           (168,588)          (168,588)
                                                            ------------------------------------
         Cash                                                         13,252              6,314
                                                            ------------------------------------
TOTAL ASSETS                                                         $13,252             $6,314
                                                            ====================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
         Note payable-related party                                 $180,100           $155,100
         Accrued liabilities                                          16,440             18,006
         Accounts payable - related party                              2,000              2,000
         Accrued interest payable - related party                     80,736             66,866
         Unclaimed dividends                                          20,174             20,174
                                                            ------------------------------------
                                                                    $299,450           $262,146
                                                            ------------------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest, $1.00 par value,
authorized 10,000,000 shares with 542,413 issued and
outstanding                                                          196,235            196,235
         Additional paid-in capital                                   44,205             44,205
         Accumulated deficit                                        (526,638)          (496,272)
                                                            ------------------------------------
                                                                    (286,198)         ($255,832)
                                                            ------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                      13,252             $6,314
                                                            ====================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                        2002               2001
                                                 -----------------------------------
                                                              (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                                ($30,366)           ($23,981)
Adjustment to reconcile net cash
provided by (used in) operating activities
         Net change in accrued
         liabilities                                     12,304               9,791
                                                 -----------------------------------

Net cash used in operations                            ($18,062)           ($14,190)
                                                 -----------------------------------

Cash flow from financing:                                25,000              15,000
    Proceeds from note payable
                                                 -----------------------------------
Increase (decrease) in cash                               6,938                 810
Cash
         At beginning of period                           6,314               9,031
                                                 -----------------------------------
         At end of period                               $13,252              $9,841
                                                 ===================================


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2002


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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At September 30, 2002, existing current liabilities exceed available cash by $3,188.

Balance Sheet Changes - Assets decreased by $5,417 for the quarter. Accrued liabilities decreased by $1,020 for the quarter. Assets increased by $6,938 for the nine months ended September 30, 2002. Accrued liabilities decreased by $1,566 for the nine months ended September 30, 2002.

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


                        WATERMARK INVESTORS REALTY TRUST



Date:  November 12, 2002              By:  /s/ Michael S. Verruto
                                           ---------------------------
                                           Michael S. Verruto
                                           Trustee, Vice President
                                           and Secretary
                                           (An Authorized Officer and
                                           Chief Accounting Officer)

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, Michael S. Verruto, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Watermark Investors Realty Trust;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                /s/ Michael S. Verruto
                                        --------------------------------
                                        Michael S. Verruto
                                        Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, Michael S. Verruto, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Watermark Investors Realty Trust;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                /s/ Michael S. Verruto
                                        --------------------------------
                                        Michael S. Verruto
                                        Principal Executive Officer