Form 10-Q/A
period 2002-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2003-03-31
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

     This Form 10-Q/A amends Watermark Investors Realty Trust's (the "Trust") quarterly report on Form 10-Q for the quarter ended June 30, 2002, which was filed with the Securities and Exchange Commission on August 14,2002. This amended filing is being made to correct the names and signatures of the appropriate signatory of the Section 906 certifications, which were incorrectly set forth in the signature page of the filing. The Trust has now determined that David S. Givner, Trustee, President and Treasurer, is the appropriate officer to execute the certifications as principal executive officer and principal financial officer of the Trust. This Form 10-Q/A amends the Trust's Section 906 Sarbanes-Oxley certifications. In addition, Part II, Item 6(b) is amended to correctly reflect the filing of a Form 8-K on August 16, 2002, which was omitted from the original filing. No further changes to the previously filed Form 10-Q are being made.


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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                           2002        2001          2002          2001
                                    -----------------------------------------------------
Revenues                                    ___         ___           ___           ___
                                    -----------------------------------------------------

Professional fees                         $4,667        $844       $11,167        $7,381
Interest expense                           4,641       4,192         9,179         8,291
Other expenses                                 0       (665)           931         3,320
                                    -----------------------------------------------------
Total expense                              9,308       4,371        21,277        18,992
                                    -----------------------------------------------------
Net earnings (loss)
                                        ($9,308)    ($4,371)     ($21,277)     ($18,992)
                                    =====================================================

Earnings (loss) per share of
beneficial interest
                                         ($0.02)     ($0.01)       ($0.04)       ($0.04)
                                    =====================================================


Shares of beneficial interest used
in computing per share amounts           542,413     542,413       542,413       542,413
                                    =====================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,     DECEMBER 31,
                                                         2002           2001
                                                     ---------------------------
                                                      (Unaudited)
ASSETS
         Real estate                                    $168,588       $168,588
         Less allowance for
         estimated losses                              (168,588)      (168,588)
                                                     ---------------------------
         Cash                                             18,669          6,314
                                                     ---------------------------
TOTAL ASSETS                                             $18,669         $6,314
                                                     ===========================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
         Note payable-related party                     $180,100       $155,100
         Accrued liabilities                              17,459         18,006
         Accounts payable - related party                  2,000          2,000
         Accrued interest payable - related party         76,045         66,866
         Unclaimed dividends                              20,174         20,174
                                                     ---------------------------
                                                        $295,778       $262,146
                                                     ---------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest, $1.00 par
value, authorized 10,000,000 shares with 542,413
issued and outstanding                                   196,235        196,235
         Additional paid-in capital                       44,205         44,205
         Accumulated deficit                           (517,549)      (462,272)
                                                     ---------------------------
                                                      ($277,109)     ($255,832)
                                                     ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                         $18,669         $6,314
                                                     ===========================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                    SIX MONTHS ENDED
                                                         JUNE 30
                                                  2002             2001
                                               -------------------------
                                                      (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                         ($21,277)     ($18,992)
Adjustment to reconcile net cash
provided by (used in) operating activities
         Net change in accrued
         liabilities                                8,632         5,552
                                               -------------------------

Net cash used in operations                     ($12,645)     ($13,440)
                                               -------------------------

Cash flow from financing:                          25,000        15,000
    Proceeds from note payable
                                               -------------------------
Increase (decrease) in cash                        12,355         1,560
Cash
         At beginning of period                     6,314         9,031
                                               -------------------------
         At end of period                         $18,669       $10,591
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

              None.

ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              a. Exhibits

              None.

              b. Reports on Form 8-K

              A report on Form 8-K dated August 16, 2002 was filed by the in August 2002. The report was filed under Item 9, Regulation FD Disclosure.

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          WATERMARK INVESTORS REALTY TRUST



Date: March 28, 2003                By:  /s/ Michael S. Verruto
                                         -----------------------------------
                                         Michael S. Verruto
                                         Trustee, Vice President
                                         and Secretary
                                         (An Authorized Officer and
                                         Chief Accounting Officer)