Form 10-Q/A
period 2002-09-30
WATERMARK INVESTORS REALTY TRUST
filed 2003-03-31
CIK 85942

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

                                EXPLANATORY NOTE

     This Form 10-Q/A amends Watermark Investors Realty Trust's (the "Trust") quarterly report on Form 10-Q for the quarter ended September 30, 2002, which was filed with the Securities and Exchange Commission on November 18, 2002. This amended filing is being made to correct the names and signatures of the appropriate signatory of the Section 302 and Section 906 certifications, which were incorrectly set forth in the signature page of the filing. The Trust has now determined that David S. Givner, Trustee, President and Treasurer, is the appropriate officer to execute the certifications as principal executive officer and principal financial officer of the Trust. This Form 10-Q/A amends the Trust's Section 302 and Section 906 Sarbanes-Oxley certifications. No further changes to the previously filed Form 10-Q are being made. All information in this Form 10-Q/A is as of September 30, 2002 and does not reflect any subsequent information or events other than the resubmission of the certifications.


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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                           2002           2001           2002           2001
                                    ---------------------------------------------------------
Revenues                                   ___            ___            ___            ___
                                    ---------------------------------------------------------

Professional fees                        $1,967             $0        $10,134         $7,381
Interest expense                          4,691          4,237         13,870         12,528
Other expenses                            2,431            750          6,362          4,072
                                    ---------------------------------------------------------
Total expense                             9,089          4,987         30,366         23,981
                                    ---------------------------------------------------------
Net earnings (loss)                    ($9,089)       ($4,987)      ($30,366)      ($23,981)
                                    =========================================================



Earnings (loss) per share of
beneficial interest                      ($.02)        ($0.01)         ($.06)        ($0.04)
                                    =========================================================
Shares of beneficial interest
used in computing per share
amounts                                 542,413        542,413        542,413        542,413
                                    =========================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2002            2001
                                                    ----------------------------
                                                      (Unaudited)
ASSETS
    Real estate                                           $168,588     $168,588
    Less allowance for
    estimated losses                                     (168,588)    (168,588)
                                                    ----------------------------
    Cash                                                    13,252        6,314
                                                    ----------------------------
TOTAL ASSETS                                               $13,252       $6,314
                                                    ============================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
    Note payable-related party                            $180,100     $155,100
    Accrued liabilities                                     16,440       18,006
    Accounts payable - related party                         2,000        2,000
    Accrued interest payable - related party                80,736       66,866
    Unclaimed dividends                                     20,174       20,174
                                                    ----------------------------
                                                          $299,450     $262,146
                                                    ----------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest,
$1.00 par value, authorized 10,000,000
shares with 542,413 issued and
outstanding                                                196,235      196,235
         Additional paid-in capital                         44,205       44,205
         Accumulated deficit                             (526,638)    (496,272)
                                                    ----------------------------
                                                         (286,198)   ($255,832)
                                                    ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                            13,252       $6,314
                                                    ============================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                        2002            2001
                                                    ----------------------------
                                                             (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                               ($30,366)       ($23,981)
Adjustment to reconcile net cash
provided by (used in) operating activities
         Net change in accrued
         liabilities                                     12,304           9,791
                                                    ----------------------------

Net cash used in operations                           ($18,062)       ($14,190)
                                                    ----------------------------

Cash flow from financing:                                25,000          15,000
    Proceeds from note payable
                                                    ----------------------------
Increase (decrease) in cash                               6,938             810

Cash
         At beginning of period                           6,314           9,031
                                                    ----------------------------
         At end of period                               $13,252          $9,841
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


                            WATERMARK INVESTORS REALTY TRUST



Date: March 28, 2003                By:   /s/ Michael S. Verruto
                                          ----------------------------
                                          Michael S. Verruto
                                          Trustee, Vice President
                                          and Secretary
                                          (An Authorized Officer and
                                          Chief Accounting Officer)

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, David S. Givner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Watermark Investors Realty Trust;

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


Date:  March 28, 2003
                                  /s/ David S. Givner
                                  ---------------------------
                                  David S. Givner
                                  Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, David S. Givner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Watermark Investors Realty Trust;

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

Date:  March 28, 2003
                                    /s/ David S. Givner
                                    ---------------------------
                                    David S. Givner
                                    Principal Financial Officer