Form 10-K
period 2002-12-31
WATERMARK INVESTORS REALTY TRUST
filed 2003-03-31
CIK 85942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended   December 31, 2002
                         -------------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission file number   0-6103
                      ----------------------------------------------------------

                        Watermark Investors Realty Trust
             (Exact name of registrant as specified in the charter)

            Texas                                                75-1372785
-----------------------------------                       ----------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                           Identification No.)
227 West Trade Street, Suite 2320,                                  28202
     Charlotte, North Carolina
-----------------------------------                       ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  704/343-9334
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
               None                                       None
------------------------------------   -----------------------------------------


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

     As of March 30, 2003, there were 542,413 shares of Beneficial Interest of the Registrant.

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

Item 2.  Properties.

     At December 31, 2002, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. The Trust has held the Parker Road property for sale for several years, has listed the property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such property for a park site. Management presently intends to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance, and maintenance.

Item 3.  Legal Proceedings.

     At December 31, 2002, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

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

     No regular dividends on Shares were paid in 2002 or 2001. As of March 30, 2003, 542,413 Shares were held by approximately 300 holders of record.

Item 6.  Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.



                                                  (dollars in thousands, except per share)
                                                      For the Years Ended December 31,
                              -----------------------------------------------------------------------
                                   2002           2001             2000           1999          1998
                                   ----           ----             ----           ----          ----

Statement of Operations Data
----------------------------
      Rental Operations, net         $-             $-              $ -             $-            $-
      Real estate sales, net          -              -                -              -             -
             Interest Income          -              -                -              -             -
        Gain on Sale of Land          -              -                -              -             -
         Net earnings (loss)      $(44)          $(36)             (38)           (33)          (31)
   Earnings (loss) per share     $(.08)         $(.07)           $(.07)         $(.06)        $(.06)
     Distributions per share         $-             $-               $-            $ -           $ -
     Weighted average shares    542,413        542,413          542,413        542,413       542,413
                 outstanding
Balance Sheet Data
------------------
Total assets                          5              6                9              1            11
Shareholders' equity             ( 300)          (256)            (220)          (182)         (149)
(deficit)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

     Watermark has had no revenues for the three years ended December 31, 2002. Watermark's sole real property consists of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of the Parker Road property to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 2000, 2001, or 2002.

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

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                          Page
                                                                          ----

Report of Farmer, Fuqua, & Huff, P.C.
  Independent Auditors......................................................5

Consolidated Balance Sheets as of December 31, 2002 and
2001........................................................................6

Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000............................................7

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended December 31, 2002, 2001 and 2000........................8

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000............................................9

Notes to Consolidated Financial Statements.................................10

Schedule III - Real Estate Investments and Accumulated
Depreciation...............................................................13

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To Board of Trustees and Shareholders

Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years ended December 31, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

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

FARMER, FUQUA, & HUFF, P.C.

Plano, Texas
March 7, 2003

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                                     ASSETS

                                                                                              2002            2001
                                                                                              ----            ----

Real estate                                                                               $168,588        $168,588
Less allowance for possible losses                                                       (168,588)       (168,588)
                                                                                         ---------       ---------
                                                                                             ---            ---
Cash                                                                                         4,740           6,314
                                                                                         ---------       ---------
                  Total assets                                                              $4,740          $6,314
                                                                                         =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
         Note payable - related party                                                     $180,100        $155,100
         Accounts payable and accrued liabilities                                           14,423          18,006
         Accounts payable - related party                                                    3,000           2,000
             Accrued interest payable - related party                                       86,978          66,866
         Unclaimed dividends                                                                20,174          20,174
                                                                                         ---------       ---------
                  Total liabilities                                                        304,675         262,146

Shareholders' Equity (Deficit)
         Preferred shares of beneficial interest; $.01 par value; authorized,                ---             ---
                  10,000,000 shares; -0- shares issued and outstanding at
                  December 31, 2002 and 2001
         Common shares of beneficial interest; $1.00 par value; authorized,                196,235         196,235
                  10,000,000 shares; 542,413 shares issued and outstanding at
                  December 31, 2002 and 2001
         Additional paid-in capital                                                         44,205          44,205
         Accumulated deficit                                                             (540,375)       (496,272)
                                                                                         ---------       ---------
                  Total shareholders' equity (deficit)                                   (299,935)       (255,832)
                                                                                         ---------       ---------
                  Total liabilities and shareholders' equity (deficit)                      $4,740          $6,314
                                                                                         =========       =========

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2002, 2001 and 2000

                                                            2002           2001           2000
                                                            ----           ----           ----
Revenues                                                  $    ---       $     ---      $     ---
                                                          --------       ---------      ---------
                                                               ---             ---            ---
                                                          --------       ---------      ---------
Expenses

         Interest - related party                           20,112          16,766         18,372
         Property expenses                                   5,585           5,543          5,636
         Legal and professional                             18,406          14,018         13,534
                                                          --------       ---------      ---------
                  Total expenses                            44,103          36,327         37,542
                                                          --------       ---------      ---------

NET LOSS                                                 $(44,103)       $(36,327)      $(37,542)
                                                         =========       =========      =========
Loss per share                                           $   (.08)       $   (.07)      $   (.07)
                                                         =========       =========      =========
Distributions per share                                  $     ---       $     ---       $    ---
                                                         =========       =========      =========

Weighted average shares of beneficial interest used in     542,413        542,413         542,413
  computing loss per share
                                                         =========       =========      =========


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2002, 2001 and 2000

                                    Shares of      Additional      Accumulated         Total
                                   Beneficial         Paid-in          Deficit
                                     Interest         Capital
Balance at January 1, 2000           $196,235        $ 44,205       $(422,403)     $(181,963)
                                     ========        ========       ==========     ==========
         Net loss for the year            ---             ---         (37,542)       (37,542)
                                     --------        --------       ----------     ----------
Balance at December 31, 2000         $196,235        $ 44,205       $(459,945)     $(219,505)
                                     ========        ========       ==========     ==========
         Net loss for the year            ---             ---         (36,237)       (36,237)
                                     --------        --------       ----------     ----------
Balance at December 31, 2001         $196,235        $ 44,205       $(496,272)     $(255,832)
                                     ========        ========       ==========     ==========
         Net loss for the year            ---             ---        $(44,103)      $(44,103)
                                     --------        --------       ----------     ----------
Balance at December 31, 2002         $196,235        $44,205        $(540,375)     $(299,935)
                                     ========        ========       ==========     ==========


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000


                                                                     2002           2001          2000
                                                                     ----           ----          ----
Cash flows from operating activities
   Net loss                                                       $  (44,103)    $ (36,327)    $ (37,542)
      Adjustments to reconcile net loss to net cash used for
      operating activities
      Gain on sale of real estate                                      ---              ---           ---
      Increase (decrease) in accounts payable and accrued              17,529        18,610        20,742
      liabilities                                                 -----------    ----------    ----------
   Net cash used for operating activities                            (26,574)      (17,717)      (16,800)
Cash flows from financing activities                                   25,000        15,000        25,000
   Proceeds from loans

                                                                  -----------    ----------    ----------
   Net cash provided by financing activities                           25,000        15,000        25,000
Increase (decrease) in cash                                           (1,574)       (2,717)         8,200
Cash at beginning of year                                               6,314         9,031           831
                                                                  -----------    ----------    ----------
Cash at end of year                                                    $4,470        $6,314    $    9,031
                                                                  ===========    ==========    ==========
Supplemental cash flow information
   Cash paid for interest                                         $       ---    $      ---    $      ---
                                                                  -----------    ----------    ----------
   Cash paid for taxes                                            $       ---    $      ---    $      ---
                                                                  -----------    ----------    ----------

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2002, 2001 and 2000

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

Legal and Other Expenses

Legal and other expenses incurred for 2002, 2001 and 2000 include legal expenses of approximately $5,000, $4,500, and $7,200, respectively.

Income Taxes

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 2002, 2001 or 2000, due to net operating losses.

NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination (the "Plan" or the "Watermark Plan") approved by the shareholders in 1985 until June 30, 1994.

NOTE 3 - REAL ESTATE

At December 31, 2002 and 2001, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly-owned subsidiary and contributed the Parker Road property to such subsidiary. At December 31, 2002 and 2001, the Trust's only significant asset was its ownership interest in such subsidiary.

NOTE 4 - NOTE PAYABLE
                                                         2002               2001
                                                         ----               ----
Note payable to Abbestate Holding, Inc.,             $180,100           $155,100
a related party that has a common                    ========           ========
shareholder with Watermark, with an
interest rate of 12%, uncollateralized, with interest and principal due August 1, 2003.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2002, 2001 and 2000

NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 2002 net operating loss carryforwards of approximately $640,000 were available for tax purposes which, if not utilized, will expire at various dates through 2022. Any deferred tax asset that would be associated with the net operating loss carryforward has been reduced to $-0- due to recurring net losses, no factors indicating that the trend of net losses will reverse and the fact that if the trend did reverse, the net income from a REIT is not taxable as long as specific REIT requirements have been met.

NOTE 6 - RELATED PARTY TRANSACTIONS

HPI Capital, LLC provides administrative and accounting services to the Trust under supervision of the Trust's officers (two of whom are also officers of HPI Capital, LLC). HPI Capital, LLC has not been compensated by the Trust for any services rendered to the Trust until January 2001, when HPI Capital, LLC began charging the Trust $1,000 per year for administrative and accounting services. This amount has been accrued and is shown on the face of the balance sheet as A/P- related party.

NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December 31, 2002and 2001 follow:

                                         2002                        2001
                                         ----                        ----
                                Carrying         Fair      Carrying         Fair
                                  Amount        value        amount        value
                                  ------        -----        ------        -----
Cash                           $   4,740    $   4,740     $   6,314    $   6,314
Note payable-related party       180,100      180,100       155,100      155,100

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

                                                                    SCHEDULE III
                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                        December 31, 2002, 2001 and 2000

Description          Initial        Cost        Gross Amount    Valuation     Accumulated      Date     Depreciable
-----------          Cost to     Capitalized      at which      Allowance    Depreciation    Acquired   Life (years)
                    Watermark    Subsequent      Carried at     ---------    ------------    --------   ------------
                    ---------        to         December 31,
                                 Acquisition        2002
                                 -----------    ------------
Undeveloped         $162,729       $5,859         $168,588      $(168,588)       ---         Various        ---
land Houston, TX    ========       ======         ========      ==========    =========

A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 2002 is as follows:

REAL ESTATE                               2002             2001            2000
-----------                               ----             ----            ----
Balance at beginning of year          $168,588         $168,588        $168,588
Sales                                      ---              ---             ---
Foreclosure additions                      ---              ---             ---
Improvements                               ---              ---             ---
                                      --------         --------        --------
Balance at end of year                $168,588         $168,588        $168,588
                                      ========         ========        ========

ACCUMULATED DEPRECIATION
Balance at beginning of year          $    ---         $    ---        $    ---
Sales                                      ---              ---             ---
Depreciation                               ---              ---             ---
                                      --------         --------        --------
Balance at end of year                $    ---         $    ---        $    ---
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

     David S. Givner, 59, has been Trustee, President and Treasurer of the Trust since December 5, 1995, and is also the President/Managing Director of HPI Capital, LLC. Since 1992, Mr. Givner has been President and Chief Operating Officer of various affiliates of HPI Capital, LLC. From 1987 until 1992, he was Senior Vice President/Director of Leasing and Consulting Services for Williams Real Estate Company based in New York, New York. Mr. Givner is also the sole shareholder and the President of DAGI Corporation, a Delaware corporation and the general partner of DAGI Limited Partnership, a Delaware limited partnership. Mr. Givner beneficially owns 59,655 Shares through DAGI Limited Partnership.

     Simon Mizrachi, 54, has been Trustee of the Trust since December 5, 1995 and is also the President of Midatlantic Agency, Inc. a Florida corporation and financial consulting company. Mr. Mizrachi has served as President of Midatlantic Agency, Inc. since 1992. Mr. Mizrachi and Midatlantic Agency, Inc. are the sole partners of MIZ Investors Associates, a Delaware general partnership. Mr. Mizrachi has been a director and officer of PAZ Securities, Inc., an NASD broker/dealer firm, since 1978. Mr. Mizrachi is an officer with PAK Investors, Inc., Pudgie's Chicken, Inc., Topaz Securities, Inc., Topaz, Inc., Cal-Mar, Inc., TMT Hanes, Inc., and TMT Sales, Inc. Mr. Mizrachi is also an officer of various affiliates of MIZ Investors Associates and Midatlantic Agency, Inc. Mr. Mizrachi beneficially owns 59,655 Shares through MIZ Investors Associates.

     Michael S. Verruto, 42, has been Trustee, Vice President and Secretary of the Trust since December 5, 1995 and is also the Vice President/Managing Director of HPI Capital, LLC, a North Carolina limited liability company that develops real estate. Since January 1990, Mr. Verruto has held various positions with various affiliates of HPI Capital, LLC, all of which are active in real estate development and management. Mr. Verruto is also the sole shareholder and the President and Treasurer of Fletcher Napolitano Styles and Verruto Holding Company, Inc., a Delaware corporation and the general partner of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., a Delaware limited partnership. Mr. Verruto beneficially owns 59,655 Shares through Fletcher Napolitano Styles and Verruto Family Property Partners, L.P.

Meetings and Committees of Trustees

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 2002, the Board of Trustees held no formal meetings and no matters were handled by unanimous written consent. The Board of Trustees has no standing audit, nominating or compensation committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 2002. To the best knowledge of the current officers of the Trust, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.

Item 11. Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 2002. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of March 30, 2003, of more than five percent (5%) of the outstanding Shares of the Trust:

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


(1)  Based on 542,413 Shares outstanding on March 30, 2003.

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

(5) Through his control of DAGI Limited Partnership, David S. Givner is deemed the beneficial owner of 59,665 shares. Security Ownership of Management

     According to the Share transfer records of the Trust and other information available to the Trust, as of March 30, 2003, the current trustees and executive officers of the trust beneficially owned the following Shares:

  Name and Offices of                    Amount of           Percent of Class(1)
  Beneficial Owner                  Beneficial Ownership     -------------------
  ------------------                --------------------

   David S. Givner, Trustee,(3)          59,665(2)                 11.0(2)
      President and Treasurer

    Simon Mizrachi, Trustee(4)           59,665(2)                 11.0(2)

  Michael S. Verruto, Trustee,(5)        59,665(2)                 11.0(2)
   Vice President and Secretary

    All trustees and executive           178,995(2)                33.0(2)
        officers as a group


(1)  Based on 542,413 Shares outstanding on March 30, 2003.

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

Item 13. Certain Relationships and Related Transactions.

     Since December 5, 1995, HPI Capital, LLC has provided administrative and accounting services to the Trust under the supervision of the Trust's officers (two of whom are also officers of HPI Capital, LLC). HPI Capital, LLC has not been compensated by the Trust for any services rendered to the Trust until January 2001, when HPI Capital, LLC began charging the Trust $1,000 per year for administrative and accounting services. This amount has been accrued and is shown on the face of the balance sheet as A/P- related party.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Consolidated Financial Statements:

               Balance Sheets as of December 31, 2002 and 2001.

               Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

               Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.

               Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

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

Item 15. Controls and Procedures.

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Principal Financial Officer and Principal Executive Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 28th day of March, 2003.

                                          WATERMARK INVESTORS REALTY TRUST




                                          By:/s/ David S. Givner
                                             -----------------------------------
                                          David S. Givner
                                          Trustee, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


   Signature                   Title                                  Date

/s/ David S. Givner      Trustee, President and Treasurer         March 28, 2003
----------------------   (Principal Executive Officer and
David S. Givner          Principal Financial and Accounting
                         Officer)

/s/ Michael S. Verruto
----------------------
Michael S. Verruto       Trustee, Vice President and Secretary    March 28, 2003

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, David S. Givner, certify that:

     1. I have reviewed this annual report on Form 10-K of Watermark Investors Realty Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                            /s/ David S. Givner
                                            ---------------------------
                                            David S. Givner
                                            Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, David S. Givner, certify that:

     1. I have reviewed this annual report on Form 10-K of Watermark Investors Realty Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                            /s/ David S. Givner
                                            ----------------------------
                                            David S. Givner
                                            Principal Financial Officer