Form 10-Q
period 2003-03-31
WATERMARK INVESTORS REALTY TRUST
filed 2003-05-15
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2003

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to _________

Commission file Number: 0-6103

                        WATERMARK INVESTORS REALTY TRUST
             (Exact name of registrant as specified in its charter.)

                      Texas                                 75-1372785
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                 or organization)                       Identification No.)

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

     As of May 15, 2003, there were outstanding 542,413 shares of beneficial interest of the registrant.

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


                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    2003            2002
                                                    ----            ----

Gain on sale of land                                    --           --
                                                   ---------    ---------

Professional fees                                  $   8,275    $   6,500

Interest expense                                        6429        4,538

Property Taxes                                             0            0

Other expenses                                             0          931
                                                   ---------    ---------

Total expense                                         14,704       11,969
                                                   ---------    ---------

Net earnings (loss)                                ($ 14,704)   ($ 11,969)
                                                   =========    =========

Earnings (loss) per share of beneficial interest   ($   0.03)   ($   0.02)
                                                   =========    =========
Shares of beneficial interest used in computing
per share amounts                                    542,413      542,413
                                                   =========    =========


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,    DECEMBER 31,
                                                              2003           2002
                                                              ----           ----
                                                                   (Unaudited)
ASSETS
         Real estate                                         $ 168,588    $ 168,588
          Less allowance for
         estimated losses                                    ($168,588)    (168,588)
                                                             ---------    ---------
         Cash                                                $   3,096    $   4,740
                                                             ---------    ---------
TOTAL ASSETS                                                 $   3,096    $   4,740
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
         Note payable-related party                          $ 180,100    $ 180,100
         Accrued liabilities                                    21,054       14,423
         Accounts payable - related party                        3,000        3,000
         Accrued interest payable - related party               93,407       86,978
         Unclaimed dividends                                    20,174       20,174
                                                             ---------    ---------
                                                             $ 317,735    $ 304,675
                                                             ---------    ---------
SHAREHOLDERS' DEFICIT
         Shares of beneficial interest, $1.00 par value,
          authorized 10,000,000 shares with 542,413 issued
          and outstanding                                      196,235      196,235
         Additional paid-in capital                             44,205       44,205
         Accumulated deficit                                  (555,079)    (540,375)
                                                             ---------    ---------
                                                              (314,639)   ($299,935)
                                                             ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $   3,096    $   4,740
                                                             =========    =========


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                              THREE MONTHS ENDED
                                                   MARCH 31
                                               2003        2002
                                               ----        ----
                                                   (unaudited)

Cash flow from operating activities:
    Net earnings (loss)                      ($14,704)   ($11,969)

Adjustment to reconcile net cash
provided by (used in) operating activities

         Net change in accrued
         liabilities                           13,060       8,689
                                             --------    --------

Net cash used in operations                  ($ 1,644)   ($ 3,280)
                                             --------    --------

Cash flow from financing:
    Proceeds from note payable                      0           0
                                             --------    --------
Increase (decrease) in cash                    (1,644)     (3,280)

Cash

         At beginning of period                 4,740       6,314
                                             --------    --------
         At end of period                    $  3,096    $  3,034
                                             ========    ========


   The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2003


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to Corporation's annual report on Form 10-K for the year ended December 31, 2002.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At March 31, 2003, existing current liabilities exceed available cash by $314,639.

Balance Sheet Changes - Assets decreased by $1,644 for the quarter. Accrued liabilities increased by $13,060 for the quarter.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          None.

ITEM 5.   OTHER INFORMATION

     At March 31, 2003, Watermark Investors Realty Trust's (herein referred to as the "Trust" or "Watermark") only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., a Maryland corporation, which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas (the "Property"). The Trust has held the Property for sale for several years, has listed the Property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such Property for a park site. Management intends to sell the Property at the first available opportunity and is presently entertaining offers for purchase of the Property.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits

          99.1 Certification of David S. Givner, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350. as adopted pursuant to to
                Section 906 of the Sarbanes-Oxley Act.

          99.2 Certification of David S. Givner, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350. as adopted pursuant to to
                Section 906 of the Sarbanes-Oxley Act.


          b.    Reports on Form 8-K

          None.

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  WATERMARK INVESTORS REALTY TRUST



Date: May 14, 2003                     By:  /s/ Michael S. Verruto
                                            -----------------------
                                            Michael S. Verruto
                                            Trustee, Vice President
                                            and Secretary
                                            (An Authorized Officer and
                                            Chief Accounting Officer)

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quaretely report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 14, 2003                         /s/ David S. Givner
                                            ---------------------------
                                            David S. Givner
                                            Principal Executive Officer

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

Date:  May 14, 2003                          /s/ David S. Givner
                                            ---------------------------
                                            David S. Givner
                                            Principal Financial Officer