Form 10-Q
period 2003-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2003-08-15
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file Number: 0-6103

WATERMARK INVESTORS REALTY TRUST

(Exact name of registrant as specified in its charter.)

Texas (State or other jurisdiction of incorporation or organization)	75-1372785 (I.R.S. Employer Identification No.)

227 West Trade Street, Suite 2320, Charlotte, NC 28202

                    (Address of principal executive offices)                     (Zip Code)

(704) 343-9334

(Registrant’s telephone number, including area code)

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

YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of June 30, 2003, there were outstanding 542,413 shares of beneficial interest of the registrant.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying financial statements have not been audited by independent accountants, but in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows at the dates and for the periods indicated have been included.

WATERMARK INVESTORS REALTY TRUST

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Revenues	—	—	—	—

Professional fees	$4,466	$4,667	$12,741	$11,167
Interest expense	5,774	4,641	12,203	9,179
Other expenses	0	0	0	931

Total expense	10,240	9,308	24,944	21,277

Net earnings (loss)	($10,240)	($9,308)	($24,944)	($21,277)

Earnings (loss) per share of beneficial interest	($0.02)	($0.02)	($0.05)	($0.04)

Shares of beneficial interest used in computing per share amounts	542,413	542,413	542,413	542,413

The accompanying notes are an integral part of these financial statements.

WATERMARK INVESTORS REALTY TRUST

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2003	DECEMBER 31, 2002
	(Unaudited)
ASSETS
Real estate	$168,588	$168,588
Less allowance for estimated losses	(168,588)	(168,588)
Cash	6,899	4,740
Prepaid Expenses	5,000	0

TOTAL ASSETS	$11,899	$4,740

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
Note payable-related party	$200,000	$180,100
Accrued liabilities	14,423	14,423
Accounts payable—related party	3,000	3,000
Accrued interest payable—related party	99,181	86,978
Unclaimed dividends	20,174	20,174

	$336,778	$304,675

SHAREHOLDERS’ DEFICIT
Common shares of beneficial interest, $1.00 par value, authorized 10,000,000 shares with 542,413 issued and outstanding	196,235	196,235
Additional paid-in capital	44,205	44,205
Accumulated deficit	(565,319)	(540,375)

	($324,879)	($299,935)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$11,899	$4,740

The accompanying notes are an integral part of these financial statements.

WATERMARK INVESTORS REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	SIX MONTHS ENDED JUNE 30
	2003	2002
	(unaudited)
Cash flow from operating activities:
Net earnings (loss)	($24,944)	($21,277)
Adjustment to reconcile net cash provided by (used in) operating activities
Net change in accrued liabilities	12,203	8,632
Net change in prepaid expenses	(5,000)	0

Net cash used in operations	($17,741)	($12,645)

Cash flow from financing:
Proceeds from note payable	19,900	25,000

Increase (decrease) in cash	2,159	12,355
Cash
At beginning of period	4,740	6,314

At end of period	$6,899	$18,669

The accompanying notes are an integral part of these financial statements.

WATERMARK INVESTORS REALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2003

Note A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources—At June 30, 2003, existing current liabilities exceed available cash by $329,879.

Balance Sheet Changes—Assets increased by $8,803 for the quarter. Accrued liabilities increased by $19,043 for the quarter. Assets increased by $7,159 for the six months ended June 30, 2003. Accrued liabilities increased by $32,103 for the six months ended June 30, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management does not believe the Company has any exposure to market risk other than the risks commonly associated with ownership of real property.

ITEM 4.    CONTROLS AND PROCEDURES

(a)  As of the end of the period covered by this quarterly report, based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Exchange Rules 13a-15(e) and 15d-15(e)), Principal Executive Officer and Principal Financial Officer David S. Givner has concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

(b)  There have been no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.    OTHER INFORMATION

At June 30, 2003, Watermark Investors Realty Trust’s (herein referred to as the “Trust” or “Watermark”) only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., a Maryland corporation, which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas (the “Property”). The Trust has held the Property for sale for several years, has listed the Property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such Property for a park site. Management intends to sell the Property at the first available opportunity and is presently entertaining offers for purchase of the Property.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

31.1	Certification of David S. Givner, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David S. Givner, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David S. Givner, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David S. Givner, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.    Reports on Form 8-K

None.

WATERMARK INVESTORS REALTY TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	WATERMARK INVESTORS REALTY TRUST By: /s/ DAVID S. GIVNER David S. Givner Principal Executive Officer and Principal Financial Officer (An Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David S. Givner, Principal Executive Officer of Watermark Investors Realty Trust, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David S. Givner, Principal Financial Officer of Watermark Investors Realty Trust, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David S. Givner, Principal Executive Officer of Watermark Investors Realty Trust, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David S. Givner, Principal Financial Officer of Watermark Investors Realty Trust, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.