Form 10-Q/A
period 2003-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2003-08-20
CIK 85942

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

This Amendment on Form 10-Q/A to the Quarterly Report of Watermark Investors Realty Trust hereby amends, in its entirety, the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, originally filed on August 14, 2003. This Amendment reflects the addition of Exhibits 32.1 and 32.2 to the Form 10-Q, which were not originally attached to the filing of the Corporation's Form 10-Q filed on August 14, 2003, due to technical problems stemming from the wide scale power blackout in the Northeast United States on the afternoon of that day. This omission was unintentional. Other than the inclusion of Exhibits 32.1 and 32.2, none of the information contained in the original filing has been modified or revised.


                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying financial statements have not been audited by independent accountants, but in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows at the dates and for the periods indicated have been included.

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   JUNE 30,                                JUNE 30,
                                           2003                2002                2003                2002
                                    --------------------------------------------------------------------------------
Revenues                                    ___                ___                 ___                 ___
                                    --------------------------------------------------------------------------------

Professional fees                                $4,466              $4,667             $12,741             $11,167
Interest expense                                  5,774               4,641              12,203               9,179
Other expenses                                        0                   0                   0                 931
                                    --------------------------------------------------------------------------------
Total expense                                    10,240               9,308              24,944              21,277
                                    --------------------------------------------------------------------------------
Net earnings (loss)
                                              ($10,240)            ($9,308)           ($24,944)           ($21,277)
                                    ================================================================================

Earnings (loss) per share of
beneficial interest
                                                ($0.02)             ($0.02)             ($0.05)             ($0.04)
                                    ================================================================================
Shares of beneficial interest used
in computing per share amounts
                                                542,413             542,413             542,413             542,413
                                    ================================================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,                 DECEMBER 31,
                                                                       2003                       2002
                                                            --------------------------------------------------------
                                                                     (Unaudited)
ASSETS
         Real estate                                                          $168,588                     $168,588
         Less allowance for
         estimated losses                                                    (168,588)                    (168,588)
         Cash                                                                    6,899                        4,740
         Prepaid Expenses                                                        5,000                            0
                                                            --------------------------------------------------------
TOTAL ASSETS                                                                   $11,899                       $4,740
                                                            ========================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
         Note payable-related party                                           $200,000                     $180,100
         Accrued liabilities                                                    14,423                       14,423
         Accounts payable - related party                                        3,000                        3,000
         Accrued interest payable - related party                               99,181                       86,978
         Unclaimed dividends                                                    20,174                       20,174
                                                            --------------------------------------------------------
                                                                              $336,778                     $304,675
                                                            --------------------------------------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest, $1.00 par
value, authorized 10,000,000 shares with 542,413
issued and outstanding                                                         196,235                      196,235
         Additional paid-in capital                                             44,205                       44,205
         Accumulated deficit                                                 (565,319)                    (540,375)
                                                            --------------------------------------------------------
                                                                            ($324,879)                   ($299,935)
                                                            --------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                               $11,899                       $4,740
                                                            ========================================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                        2003                         2002
                                                               -----------------------------------------------------
                                                                                   (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                                                     ($24,944)                     ($21,277)
Adjustment to reconcile net cash
provided by (used in) operating activities
         Net change in accrued
         liabilities                                                           12,203                         8,632
         Net change in prepaid
            expenses                                                          (5,000)                             0
                                                               -----------------------------------------------------

Net cash used in operations                                                 ($17,741)                     ($12,645)
                                                               -----------------------------------------------------

Cash flow from financing:
    Proceeds from note payable                                                 19,900                        25,000
                                                               -----------------------------------------------------
Increase (decrease) in cash                                                     2,159                        12,355
Cash
         At beginning of period                                                 4,740                         6,314
                                                               -----------------------------------------------------
         At end of period                                                      $6,899                       $18,669
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At June 30, 2003, existing current liabilities exceed available cash by $329,879.

Balance Sheet Changes - Assets increased by $8,803 for the quarter. Accrued liabilities increased by $19,043 for the quarter. Assets increased by $7,159 for the six months ended June 30, 2003. Accrued liabilities increased by $32,103 for the six months ended June 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management does not believe the Company has any exposure to market risk other than the risks commonly associated with ownership of real property.

ITEM 4.  CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this quarterly report, based on an evaluation of the Company's disclosure controls and procedures (as such term is defined in Exchange Rules 13a-15(e) and 15d-15(e)), Principal Executive Officer and Principal Financial Officer David S. Givner has concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         At June 30, 2003, Watermark Investors Realty Trust's (herein referred to as the "Trust" or "Watermark") only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., a Maryland corporation, which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas (the "Property"). The Trust has held the Property for sale for several years, has listed the Property with various brokers over that time period, and inquired of the City of Houston as to the desire of the City to acquire such Property for a park site. Management intends to sell the Property at the first available opportunity and is presently entertaining offers for purchase of the Property.

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


                        WATERMARK INVESTORS REALTY TRUST



Date: August 20, 2003                 By:  /s/  David S. Givner
                                           -----------------------------------
                                                David S. Givner
                                                Principal Executive Officer
                                                and Principal Financial Officer
                                               (An Authorized Officer)

                                  EXHIBIT INDEX

Exhibit No                                 Description

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