Form 10-Q
period 2003-09-30
WATERMARK INVESTORS REALTY TRUST
filed 2003-11-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2003

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

         As of September 30, 2003, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                           2003                2002                2003                2002
                                    --------------------------------------------------------------------------------
Revenues                                    ___                ___                 ___                 ___
                                    --------------------------------------------------------------------------------

Professional fees                               $14,817              $1,967             $27,558             $10,134
Interest expense                                  6,164               4,691              18,367              13,870
Other expenses                                      800               2,431                 800               6,362
                                    --------------------------------------------------------------------------------
Total expense                                    21,781               9,089              46,725              30,366
                                    --------------------------------------------------------------------------------
Net earnings (loss)                            (21,781)             (9,089)            (46,725)            (30,366)
                                    ================================================================================

Earnings (loss) per share of                    ($0.04)             ($0.02)             ($0.09)             ($0.06)
beneficial interest
                                    ================================================================================
Shares of beneficial interest used
in computing per share amounts                  542,413             542,413             542,413             542,413
                                    ================================================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,               DECEMBER 31,
                                                                       2003                       2002
                                                            --------------------------------------------------------
                                                                     (Unaudited)
ASSETS
         Real estate                                                          $168,588                     $168,588
         Less allowance for
         estimated losses                                                    (168,588)                    (168,588)
         Cash                                                                   24,016                        4,740
TOTAL ASSETS                                                                    24,016                        4,740
                                                            ========================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
         Note payable-related party                                            225,000                      180,100
         Accrued liabilities                                                    17,157                       14,423
         Accounts payable - related party                                        3,000                        3,000
         Accrued interest payable - related party                              105,345                       86,978
         Unclaimed dividends                                                    20,174                       20,174
                                                            --------------------------------------------------------
                                                                               370,676                      304,675
                                                            --------------------------------------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest, $1.00 par
value, authorized 10,000,000 shares with 542,413
issued and outstanding                                                         196,235                      196,235
         Additional paid-in capital                                             44,205                       44,205
         Accumulated deficit                                                 (587,100)                    (540,375)
                                                            --------------------------------------------------------
                                                                             (346,660)                    (299,935)
                                                            --------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                                24,016                        4,740
                                                            ========================================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                        2003                         2002
                                                               -----------------------------------------------------
                                                                                   (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                                                     ($46,725)                     ($30,366)
Adjustment to reconcile net cash
provided by (used in) operating activities
         Net change in accrued
         liabilities                                                           21,101                        12,304

Net cash used in operations                                                  (25,624)                      (18,062)
                                                               -----------------------------------------------------

Cash flow from financing:
    Proceeds from note payable                                                 44,900                        25,000
                                                               -----------------------------------------------------
Increase (decrease) in cash                                                    19,276                         6,938
Cash
         At beginning of period                                                 4,740                         6,314
                                                               -----------------------------------------------------
         At end of period                                                      24,016                        13,252
                                                               =====================================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2003

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

Note B - Subsequent agreement to sale land

         In August 2003, the Trustees voted to sell the land, and a sale agreement was executed in the fourth quarter of 2003 for the amount of $510,000. The sale is expected to close in the first quarter of 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At September 30, 2003, existing current liabilities exceed available cash by $346,660.

Balance Sheet Changes - Assets increased by $12,117 for the quarter. Accrued liabilities increased by $33,898 for the quarter. Assets increased by $19,276 for the nine months ended September 30, 2003. Accrued liabilities increased by $66,001 for the nine months ended September 30, 2003.

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

              None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

              None.

ITEM 5.  OTHER INFORMATION

At September 30, 2003, Watermark Investors Realty Trust's (herein referred to as the "Trust" or "Watermark") only significant asset was its ownership interest in its subsidiary, Watermark Texas One, Inc., a Maryland corporation, which owns a parcel of unimproved land consisting of approximately 3.5 acres located on Parker Road in Houston, Harris County, Texas (the "Property"). On August 29, 2003, the Trustees voted to sell the Property, and an sale agreement was executed on October 16, 2003 between Watermark Texas 1, Inc. and The Peterson Group, Inc., to sell the property to the Peterson Group, Inc. for $510,000. The sale is expected to close in the first quarter of 2004. The Trustees intend to use the proceeds of the sale to pay down the Trust's debts. At the August 29, 2003 meeting, the Trustees also decided to discuss at a later date to be determined, any possible real estate investments that could be found. At that time, the Trustees will determine the long term plans for Watermark, which may include investing in a new real estate investment or liquidating the Trust. The sale agreement is attached to this Form as Exhibit 10.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits

               10.1 Contract of Sale and Purchase of Real Property, by and between Watermark Texas One, Inc. and The Peterson Group, Inc., dated as of October 16, 2003.

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


                            WATERMARK INVESTORS REALTY TRUST



Date: November 14, 2003             By:  /s/  David S. Givner
                                         --------------------------------
                                         David S. Givner
                                         Principal Executive Officer
                                         and Principal Financial Officer
                                         (An Authorized Officer)

                                  EXHIBIT INDEX

Exhibit No                          Description


10.1 Contract of Sale and Purchase of Real Property, by and between Watermark Texas One, Inc. and The Peterson Group, Inc., dated as of October 16, 2003.

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