Form 10-K
period 2003-12-31
WATERMARK INVESTORS REALTY TRUST
filed 2004-04-09
CIK 85942

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended         December 31, 2003
                           -----------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _____________

Commission file number         0-6103
                       ---------------------------------------------------------

                        Watermark Investors Realty Trust
             (Exact name of registrant as specified in the charter)

                                Texas                            75-1372785
------------------------------------------------------------ ------------------
                   (State or other jurisdiction of            (I.R.S. Employer
                    incorporation or organization)           Identification No.)

227 West Trade Street, Suite 2320, Charlotte, North Carolina        28202
------------------------------------------------------------ ------------------
               (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  704/343-9334
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
           None                                        None
---------------------------       ----------------------------------------------


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

         As of March 30, 2004, there were 542,413 shares of Beneficial Interest of the Registrant.

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

                                     PART I

Item 1. Business.

     Watermark Investors Realty Trust (herein referred to as the "Trust" or "Watermark" or the "Registrant") was originally organized as Ryan Mortgage Investors pursuant to the Texas Real Estate Investment Trust Act under a Declaration of Trust dated October 13, 1971. On March 6, 1984, its name was changed to Arlington Realty Investors pursuant to an Amendment to the Declaration of Trust. On December 5, 1995, the Trust's name was changed to Watermark Investors Realty Trust pursuant to an Amendment to the Declaration of Trust. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for each fiscal year subsequent to December 31, 1971. Although not currently active, the Trust's primary business and only industry segment has been investing in equity interests in real estate and related real estate activities.

     During March 1995, the Trust formed a wholly owned subsidiary, Watermark Texas 1, Inc., a Maryland corporation, and contributed its sole property to such subsidiary.

Item 2. Properties.

     At December 31, 2003, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. On August 29, 2003, the Trustees voted to sell the Parker Road property, and an sale agreement was executed on October 16, 2003 between Watermark Texas 1, Inc. and The Peterson Group, Inc., to sell the property to the Peterson Group, Inc. for $510,000. The sales contract was filed with Watermark's Form 10-Q for the period ended September 30, 2003, and is incorporated herein by reference. The sale was originally expected to close in the first quarter of 2004. However, The Peterson Group elected in January 2004 to decide to terminate the contract. The Board will meet in the 2nd quarter of 2004 to decide what course of action is appropriate. If the Board should decide to pursue a sale of the Parker Road property, the proceeds of the sale will most likely be used to pay down the Trust's debts. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes and maintenance.

Item 3. Legal Proceedings.

     At December 31, 2003, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

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

     No regular dividends on Shares were paid in 2003 or 2002. As of March 30, 2004, 542,413 Shares were held by approximately 300 holders of record.

Item 6. Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.



                    (dollars in thousands, except per share)
                        For the Years Ended December 31,
                                      2003          2002           2001             2000           1999
                                      ----          ----           ----             ----           ----
Statement of Operations Data
      Rental Operations, net            $-            $-             $-              $ -             $-
      Real estate sales, net             -             -              -                -              -
             Interest Income             -             -              -                -              -
        Gain on Sale of Land             -             -              -                -              -
         Net earnings (loss)         $(69)         $(44)          $(36)             (38)           (33)
   Earnings (loss) per share        $(.13)        $(.08)         $(.07)           $(.07)         $(.06)
     Distributions per share           $ -            $-             $-               $-            $ -
     Weighted average shares
                 outstanding       542,413       542,413        542,413          542,413        542,413
Balance Sheet Data
Total assets                            11             5              6                9              1
Shareholders' equity
(deficit)                            (369)        ( 300)          (256)            (220)          (182)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Results of Operations

     Watermark has had no revenues for the three years ended December 31, 2003. Watermark's sole real property consists of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of the Parker Road property to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 2000, 2001, or 2002.

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

     As of December 31, 2003, Watermark's significant contractual obligations, including payments due by period, were as follows:



                   Contractual Obligations                                        Payments due by period

                                                                 Total       Less than    1-3 years   3-5      More than 5
                                                                             1 year                  years        years

                      [Long-Term Debt]                          $225,000                 $225,000
                 [Capital Lease Obligations]
                     [Operating Leases]
                   [Purchase Obligations]
 [Other Long-Term Liabilities Reflected on the Registrant's
                  Balance Sheet under GAAP]
                            Total                              $225,000                  $225,000


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

Item 8. Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Report of Farmer, Fuqua, & Huff, P.C.
            Independent Auditors..............................................6

Consolidated Balance Sheets as of December 31, 2003 and 2002..................7

Consolidated Statements of Operations for the years ended

December 31, 2003, 2002 and 2001..............................................8

Consolidated Statements of Shareholders' Equity (Deficit)

for the years ended December 31,  2003, 2002 and 2001.........................9

Consolidated Statements of Cash Flows for the years ended

December 31, 2003, 2002 and 2001..............................................10

Notes to Consolidated Financial Statements....................................11

Schedule III - Real Estate Investments and Accumulated Depreciation...........14

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To Board of Trustees and Shareholders

Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years ended December 31, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

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

FARMER, FUQUA, & HUFF, P.C.

Plano, Texas
March 27, 2004

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002



                                                      ASSETS
                                                                                              2003            2002
                                                                                              ----            ----

Real estate                                                                               $168,588        $168,588
Less allowance for possible losses                                                       (168,588)       (168,588)
                                                                                         ---------       ---------
                                                                                             ---              ---
Cash                                                                                        10,538           4,740
                                                                                            ------           -----
                  Total assets                                                             $10,538          $4,740
                                                                                           =======          ======
                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
         Note payable - related party                                                     $225,000        $180,100
         Accounts payable and accrued liabilities                                           18,417          14,423
         Accounts payable - related party                                                    4,000           3,000
         Accrued interest payable - related party                                          112,151          86,978
         Unclaimed dividends                                                                20,174          20,174
                                                                                            ------          ------
                  Total liabilities                                                        379,742         304,675

Shareholders' Equity (Deficit)
         Preferredshares of beneficial interest; $.01 par value; authorized,
                  10,000,000 shares; -0- shares issued and outstanding at
                  December
                  31, 2003 and 2002                                                          ---             ---
         Common shares of beneficial interest; $1.00 par value; authorized,
                  10,000,000 shares; 542,413 shares issued and outstanding at
                  December 31, 2003 and 2002                                               196,235         196,235
         Additional paid-in capital                                                         44,205          44,205
         Accumulated deficit                                                             (609,644)       (540,375)
                                                                                         ---------       ---------
                  Total shareholders' equity (deficit)                                   (369,204)       (299,935)
                                                                                         ---------       ---------
                  Total liabilities and shareholders' equity (deficit)                     $10,538          $4,740
                                                                                           =======          ======

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2003, 2002 and 2001



                                                               2003               2002                2001
                                                               ----               ----                ----
Revenues                                                     $   ---            $  ---              $  ---
                                                             ---------          ---------           --------
                                                                 ---               ---              $  ---
                                                             ---------          ---------           --------
Expenses

         Interest - related party                               25,173             20,112              16,766
         Property expenses                                       3,592              5,585               5,543
         Legal and professional                                 40,504             18,406              14,018
                                                                ------             ------              ------
                  Total expenses                                69,269             44,103              36,327
                                                                ------             ------              ------

NET LOSS                                                     $(69,269)          $(44,103)           $(36,327)
                                                             =========          =========           =========
Loss per share                                               $   (.13)          $   (.08)           $    (.07)
                                                             =========          =========           =========
Distributions per share                                      $     ---          $  ---              $     ---
                                                             =========          =========           =========
Weighted average shares of beneficial interest used in
         computing loss per share                              542,413            542,413             542,413
                                                               =======            =======             =======

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2003, 2002 and 2001





                                          Shares of     Additional     Accumulated         Total
                                         Beneficial        Paid-in         Deficit
                                           Interest       Capital
Balance at January 1, 2001                 $196,235       $ 44,205      $(459,945)    $(219,505)
                                           ========       ========      ==========    ==========
         Net loss for the year                  ---            ---       $(36,237)     $(36,237)
                                           --------       --------       ---------     ---------
Balance at December 31, 2001               $196,235       $ 44,205      $(496,272)    $(255,832)
                                           ========       ========      ==========    ==========
         Net loss for the year                  ---            ---       $(44,103)     $(44,103)
                                           --------       --------       ---------     ---------
Balance at December 31, 2002               $196,235       $44,205       $(540,375)    $(299,935)
                                           ========       ========      ==========    ==========
         Net loss for the year                  ---            ---       $(69,269)     $(69,269)
                                           --------       --------       ---------     ---------
Balance at December 31, 2003               $196,235       $44,205       $(609,644)    $(369,204)
                                           ========       ========      ==========    ==========


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2003, 2002 and 2001





                                                                    2003         2002          2001
                                                                    ----         ----          ----
Cash flows from operating activities
   Net loss                                                      $ (69,269)   $ (44,103)    $ (36,327)
      Adjustments to reconcile net loss to net cash used for
      operating activities
      Gain on sale of real estate                                      ---          ---             ---
      Increase (decrease) in accounts payable and accrued
      liabilities                                                    30,167       17,529        18,610
                                                                     ------       ------        ------
   Net cash used for operating activities                          (39,102)     (26,574)      (17,717)
Cash flows from financing activities                                 44,900       25,000        15,000
   Proceeds from
   loans                                                             ______       ______         _____
Net cash provided by financing activities                           $44,900      $25,000       $15,000
Increase (decrease) in cash                                           5,798      (1,574)       (2,717)
Cash at beginning of year                                             4,470        6,314         9,031
                                                                      -----        -----         -----
Cash at end of year                                                 $10,538       $4,470        $6,314
                                                                    =======       ======        ======
Supplemental cash flow information
   Cash paid for interest                                           $  ---      $  ---      $      ---
                                                                    -------     --------    ----------
   Cash paid for taxes                                              $  ---      $   ---     $      ---
                                                                    -------     --------    ----------


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Watermark was originally organized as Ryan Mortgage Investors pursuant to the Texas Real Estate Investment Trust Act under a Declaration of Trust dated October 13, 1971. On March 6, 1984, its name was changed to Arlington Realty Investors pursuant to an Amendment to the Declaration of Trust. On December 5, 1995, the Trust's name was changed to Watermark Investors Realty Trust pursuant to an Amendment to the Declaration of Trust. The Trust has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for each fiscal year subsequent to December 31, 1971. Although not currently active, the Trust's primary business and only industry segment has been investing in equity interests in real estate and related real estate activities. Under the Trust's Declaration of Trust and Bylaws, the Trustees, at their option, may terminate the Trust's status as a REIT for federal income tax purposes.

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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2003, 2002 and 2001

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

Legal and Other Expenses

Legal and other expenses incurred for 2003, 2002 and 2001 include legal expenses of approximately $27,000, $5,000 and $4,500 respectively.

Income Taxes

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 2003, 2002 or 2001, due to net operating losses.

NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination approved by the shareholders in 1985 until June 30, 1994.

NOTE 3 - REAL ESTATE

At December 31, 2003 and 2002, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly owned subsidiary and contributed the Parker Road property to such subsidiary. At December 31, 2003 and 2002, the Trust's only significant asset was its ownership interest in such subsidiary.

NOTE 4 - NOTE PAYABLE

                                                                                      2003         2002
                                                                                      ----         ----

Note payable to Abbestate Holding, Inc., a related party that has a common          $225,000     $180,100
shareholder with Watermark, with an interest rate of 12%, uncollateralized, with    ========     ========
interest and principal due August 1, 2005.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2003, 2002 and 2001



NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 2003 net operating loss carryforwards of approximately $712,000 were available for tax purposes which, if not utilized, will expire at various dates through 2023. Any deferred tax asset that would be associated with the net operating loss carryforward has been reduced to $-0- due to recurring net losses, no factors indicating that the trend of net losses will reverse and the fact that if the trend did reverse, the net income from a REIT is not taxable as long as specific REIT requirements have been met.

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

NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December 31, 2003 and 2002 follow:



                                       2003                          2002
                                       ----                          ----
                               Carrying         Fair       Carrying       Fair
                                 Amount        value         Amount      value
                                 ------        -----         ------      -----
                                                                             $
Cash                           $ 10,538     $ 10,538      $   4,740      4,740
Note payable-related party      225,000      225,000        180,100    180,100

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

NOTE 9 - GOING CONCERN

The Trust has no operating assets or revenues. Its continuation as a going concern is dependent upon the Trust's ability to raise additional capital from its shareholders or from third parties. The shareholders are anticipated to continue to provide such financial support to the Trust. However, there can be no assurances that the shareholders will continue to provide such support or that the Trust will be successful in raising additional capital from other sources. Further, there can be no assurance, assuming the Trust successfully obtains such support, that the Trust will achieve profitability or positive cash flow.

                                                                    SCHEDULE III


                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                        December 31, 2003, 2002 and 2001

       Description          Initial        Cost        Gross Amount    Valuation     Accumulated      Date     Depreciable
                            Cost to     Capitalized      at which      Allowance    Depreciation    Acquired   Life (years)
                           Watermark    Subsequent      Carried at
                                            to         December 31,
                                        Acquisition        2003

 Undeveloped
 land Houston, TX           $162,729      $5,859         $168,588      $(168,588)    ---            Various        ---
                            ========      ======         ========      ==========    ==========

A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 2003 is as follows:

REAL ESTATE                               2003           2002          2001
-----------                               ----           ----          ----
Balance at beginning of year          $168,588       $168,588      $168,588
Sales                                      ---            ---           ---
Foreclosure additions                      ---            ---           ---
Improvements                               ---            ---           ---
                                      --------       --------      --------
Balance at end of year                $168,588       $168,588      $168,588
                                      ========       ========      ========
ACCUMULATED DEPRECIATION
Balance at beginning of year          $    ---       $    ---      $    ---
Sales                                      ---            ---           ---
Depreciation                               ---            ---           ---
                                      --------       --------      --------
Balance at end of year                $    ---       $    ---      $    ---
                                      ========       ========      ========


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Watermark's principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, Watermark's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

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

     David S. Givner, 60, has been Trustee, President and Treasurer of the Trust since December 5, 1995, and is also the President/Managing Director of HPI Capital, LLC. Since 1992, Mr. Givner has been President and Chief Operating Officer of various affiliates of HPI Capital, LLC. From 1987 until 1992, he was Senior Vice President/Director of Leasing and Consulting Services for Williams Real Estate Company based in New York, New York. Mr. Givner is also the sole shareholder and the President of DAGI Corporation, a Delaware corporation and the general partner of DAGI Limited Partnership, a Delaware limited partnership. Mr. Givner beneficially owns 59,655 Shares through DAGI Limited Partnership.

     Simon Mizrachi, 55, has been Trustee of the Trust since December 5, 1995 and is also the President of Midatlantic Agency, Inc. a Florida corporation and financial consulting company. Mr. Mizrachi has served as President of Midatlantic Agency, Inc. since 1992. Mr. Mizrachi and Midatlantic Agency, Inc. are the sole partners of MIZ Investors Associates, a Delaware general partnership. Mr. Mizrachi has been a director and officer of PAZ Securities, Inc., an NASD broker/dealer firm, since 1978. Mr. Mizrachi is an officer with PAK Investors, Inc., Pudgie's Chicken, Inc., Topaz Securities, Inc., Topaz, Inc., Cal-Mar, Inc., TMT Hanes, Inc., and TMT Sales, Inc. Mr. Mizrachi is also an officer of various affiliates of MIZ Investors Associates and Midatlantic Agency, Inc. Mr. Mizrachi beneficially owns 59,655 Shares through MIZ Investors Associates.

     Michael S. Verruto, 43, has been Trustee, Vice President and Secretary of the Trust since December 5, 1995 and is also the Vice President/Managing Director of HPI Capital, LLC, a North Carolina limited liability company that develops real estate. Since January 1990, Mr. Verruto has held various positions with various affiliates of HPI Capital, LLC, all of which are active in real estate development and management. Mr. Verruto is also the sole shareholder and the President and Treasurer of Fletcher Napolitano Styles and Verruto Holding Company, Inc., a Delaware corporation and the general partner of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., a Delaware limited partnership. Mr. Verruto beneficially owns 59,655 Shares through Fletcher Napolitano Styles and Verruto Family Property Partners, L.P.

     Meetings and Committees of Trustees

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 2003, the Board of Trustees held no formal meetings and no matters were handled by unanimous written consent. Since Watermark is currently inactive (please see discussion in Items 1 and 2 above), the Board of Trustees has determined that there is no need for Watermark to have a standing audit, nominating or compensation committee, and thus no such committees are in existence.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 2003. To the best knowledge of the current officers of the Trust, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.

     Code of Ethics

Since, as discussed above, Watermark is currently inactive, and thus it's directors and officers are not presently conducting ongoing operations for Watermark, Watermark has not adopted a code of ethics.

     Audit Committee Financial Expert

Since Watermark does not have an audit committee, it does not have a financial expert on any such committee.

Item 11. Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 2003. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Security Ownership of Certain Beneficial Owner

According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of March 30, 2004, of more than five percent (5%) of the outstanding Shares of the Trust:



                  Name and Address                                 Amount of                  Percent of Shares
                 of Beneficial Owner                          Beneficial Ownership              Outstanding(1)

Fletcher Napolitano Styles and                                     59,665(2)                       11.0(2)
Verruto Family Property Partners, L.P.(3)                            Shares
100 N. Tryon Street
Suite 5500
Charlotte, NC 28202
Attn: Michael S. Verruto

MIZ Investors Associates(4)                                        59,665(2)                       11.0(2)
6971 N. Federal Highway                                              Shares
Suite 203
Boca Raton, FL 33487
Attn: Simon and Joseph Mizrachi

DAGI Limited Partnership(5)                                        59,665(2)                       11.0(2)
100 N. Tryon Street                                                  Shares
Suite 5500
Charlotte, NC 28202
Attn: David S. Givner

Antapolis N.V.                                                     184,422(2)                      34.0(2)
c/o MeesPierson Trust                                                Shares
(Curacao) N.V.
Number 6 Curacao
Netherlands Antilles
Attn: John B. Goisiraweg

(1)  Based on 542,413 Shares outstanding on March 30, 2004.

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

     Security Ownership of Management

     According to the Share transfer records of the Trust and other information available to the Trust, as of March 30, 2004, the current trustees and executive officers of the trust beneficially owned the following Shares:

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
        officers as a group


(1)  Based on 542,413 Shares outstanding on March 30, 2004.

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

Item 14. Principal Accounting Fees and Services.

     Audit Fees

     The aggregate fees billed, for each of the last two fiscal years, for professional services rendered by Watermark's principal accountant for the audit of Watermark's annual financial statements and review of financial statements included in Watermark's Form 10-Q or for services that are normally provided by Watermark's accountant in connection with statutory and regulatory filings or engagements for those fiscal years, are as follows:

               2003                                2002
              $4,250                              $4,250

     Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Watermark's principal accountant that are reasonably related to the performance of the audit or review of Watermark's financial statements are as follows:

               2003                                2002
                $0                                  $0

     Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Watermark's principal accountant for tax compliance, tax advice, and tax planning are as follows:

               2003                                2002
               $750                                $750

Preparation of Federal Income Tax Return

     All Other Fees

     All other aggregate fees billed in each of the last two fiscal years for products and services provided by Watermark's principal accountant are as follows:


               2003                                2002
                $0                                  $0




Since Watermark does not have an audit committee, there are no audit committee pre-approval policies and procedures in existence.

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.



(a)  The following documents are filed as part of this report:

     1.   Consolidated Financial Statements:

               Balance Sheets as of December 31, 2003 and 2002.

               Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

               Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001.

               Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

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

               The following documents are filed as exhibits to this report:

               Exhibit
               Number           Description

               3.1 Declaration of Trust, as amended (Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 1995).

               3.2   By-laws, as amended (Incorporated by reference to Exhibit
                     3.1 to Registrant's Form 10-K for the year ended December 31, 1995).

               10.1 Contract of Sale and Purchase of Real Property, by and between Watermark Texas One, Inc. and The Peterson Group, Inc., dated as of October 16, 2003, incorporated by reference to Exhibit 10.1 of Watermark's Form 10-Q for the quarterly period ended September 30, 2003, filed on November 14, 2003.

               21 List of Subsidiaries. (Incorporated by reference to Exhibit 21 to Registrant's Form 10-K for the year ended December 31, 1996).

               31(a) Certification of the Principal Executive Officer of
                     Watermark Investors Realty Trust, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

               31(b) Certification of the Principal Financial Officer of
                     Watermark Investors Realty Trust pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

               32(a) Certification of the Principal Executive Officer of
                     Watermark Investors Realty Trust furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

               32(b) Certification of the Principal Financial Officer of
                     Watermark Investors Realty Trust furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)  Reports on Form 8-K.

     During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 8th day of April, 2004.

                        WATERMARK INVESTORS REALTY TRUST



                                               By: /s/ David S. Givner
                                                   -------------------
                                               David S. Givner
                                               Trustee, President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Signature                     Title                          Date

/s/ David S. Givner        Trustee, President and Treasurer        April 8, 2004
-------------------
David S. Givner            (Principal Executive Officer and
                           Principal Financial and Accounting
                           Officer)

/s/ Michael S. Verruto     Trustee, Vice President and Secretary   April 8, 2004
-----------------------
Michael S. Verruto

                                                                   Exhibit 31(a)

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, David S. Givner, certify that:

     1. I have reviewed this annual report on Form 10-K of Watermark Investors Realty Trust;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date:  April 8, 2004               /s/ David S. Givner
                                        -------------------
                                        David S. Givner
                                        Principal Executive Officer

                                                                   Exhibit 31(b)

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

     I, David S. Givner, certify that:

     1. I have reviewed this annual report on Form 10-K of Watermark Investors Realty Trust;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date:  April 8, 2004              /s/ David S. Givner
                                       -------------------
                                       David S. Givner
                                       Principal Financial Officer

                                                                   Exhibit 32(a)

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Watermark Investors Realty Trust (the "Company") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, David S. Givner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

 Date:  April 8, 2004                       /s/ David S. Givner
                                            -------------------
                                            David S. Givner
                                            Principal Executive Officer

                                                                   Exhibit 32(b)

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Watermark Investors Realty Trust (the "Company") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, David S. Givner, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.


 Date:  April 8, 2004                       /s/ David S. Givner
                                            -------------------
                                            David S. Givner
                                            Principal Financial Officer