Form 10-Q
period 2004-03-31
WATERMARK INVESTORS REALTY TRUST
filed 2004-05-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _________

Commission file Number:  0-6103

                        WATERMARK INVESTORS REALTY TRUST
             (Exact name of registrant as specified in its charter.)
                  Texas
       (State or other jurisdiction                    75-1372785
            of incorporation or                     (I.R.S. Employer
               organization)                       Identification No.)
              100 N. Tryon Street, Suite 5500, Charlotte, NC 28202
                    (Address of principal executive offices)
                                   (Zip Code)
                                  (704)343-9334
              (Registrant's telephone number, including area code)


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

     As of March 31, 2004, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                           2004              2003
                                        ------------------------------
      Revenues                              0                   0
                                        ------------------------------

      Professional fees                  $1,250             $8,275
      Interest expense                    6,657              6,429

                                        ------------------------------
      Total expense                       7,907             14,704
                                        ------------------------------
      Net earnings (loss)                 7,907)           (14,704)
                                        ==============================

      Earnings (loss) per share of         (.01)              (.03)
      beneficial interest
                                        ==============================
      Shares of beneficial interest
      used in computing per             542,413            542,413
      share amounts                     ==============================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                          2004         2003
                                                     ---------------------------
                                                             (Unaudited)
ASSETS
   Real estate                                         $168,588        $168,588

   Less allowance for                                  (168,588)       (168,588)
   estimated losses
   Cash                                                   5,794          10,538
TOTAL ASSETS                                              5,794          10,538
                                                     ===========================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
    Note payable-related party                          225,000         225,000
    Accrued liabilities                                  14,923          18,417
    Accounts payable - related party                      4,000           4,000
    Accrued interest payable - related party            118,809         112,151
    Unclaimed dividends                                  20,174          20,174
                                                     ---------------------------
                                                        382,906         379,742
                                                     ---------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest,
$1.00 par value, authorized 10,000,000
shares with 542,413 issued and
outstanding                                             196,235         196,235

         Additional paid-in capital                      44,204          44,204
         Accumulated deficit                           (617,551)       (609,644)
                                                     ---------------------------
                                                        377,112        (369,204)
                                                     ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               5,794          10,538
                                                     ===========================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                          THE MONTHS ENDED
                                                              MARCH 31
                                                       2004            2003
                                                     ---------------------------
                                                            (unaudited)
Cash flow from operating activities:                  ($7,907)       ($14,704)
  Net earnings (loss)
Adjustment to reconcile net cash
provided by (used in) operating activities
       Net change in accrued
       liabilities                                      3,163          13,060

Net cash used in operations                             4,744)         (1,644)
                                                     ---------------------------

Cash flow from financing:
  Proceeds from note payable                                0               0
                                                     ---------------------------
Increase (decrease) in cash                             4,744)         (1,644)

Cash

       At beginning of period                          10,538           4,740
                                                     ---------------------------
       At end of period                                 5,794           3,096
                                                     ===========================












The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                                 MARCH 31, 2004

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to Corporation's annual report on Form 10-K for the year ended December 31, 2003.

Note B - Subsequent agreement to sale land

     In August 2003, the Trustees voted to sell the land, and a sale agreement was executed in the fourth quarter of 2003 for the amount of $510,000. The sale was originally expected to close in the first quarter of 2004. However, the purchaser elected in January 2004 to decide to terminate the contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At March 31, 2004, existing current liabilities exceed available cash by $377,112.

Balance Sheet Changes - Assets increased by $4,744 for the quarter. Accrued liabilities increased by $3,164 for the quarter.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

ITEM 5.  OTHER INFORMATION

At March 31, 2004, the only significant asset of Watermark Investors Realty Trust (herein referred to as the "Trust" or "Watermark" or the "Registrant") was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. On August 29, 2003, the Trustees of the Trust voted to sell the Parker Road property, and an sale agreement was executed on October 16, 2003 between Watermark Texas 1, Inc. and The Peterson Group, Inc., to sell the property to the Peterson Group, Inc. for $510,000. The sales contract was filed with Watermark's Form 10-Q for the period ended September 30, 2003, and is incorporated herein by reference. The sale was originally expected to close in the first quarter of 2004. However, The Peterson Group elected in January 2004 to decide to terminate the contract. The Board will meet in the 2nd quarter of 2004 to decide what course of action is appropriate. If the Board should decide to pursue a sale of the Parker Road property, the proceeds of the sale will most likely be used to pay down the Trust's debts. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes and maintenance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

               31.1 Certification of the Principal Executive Officer of
                    Watermark Investors Realty Trust, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

               31.2 Certification of the Principal Financial Officer of
                    Watermark Investors Realty Trust pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

               32.1 Certification of the Principal Executive Officer of
                    Watermark Investors Realty Trust furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

               32.2 Certification of the Principal Financial Officer of
                    Watermark Investors Realty Trust furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

         b. Reports on Form 8-K

                           None.

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 10th day of May, 2004.

                                          WATERMARK INVESTORS REALTY TRUST



                                          By: /s/ David S. Givner
                                              ----------------------------
                                          David S. Givner
                                          Trustee, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                       Title                             Date

/s/ David S. Givner       Trustee, President and Treasurer          May 10, 2004
-------------------       (Principal Executive Officer and
David S. Givner           Principal Financial and Accounting
                          Officer)


/s/ Michael S. Verruto    Trustee, Vice President and Secretary     May 10, 2004
----------------------
Michael S. Verruto

                                  EXHIBIT INDEX

Exhibit No                       Description

31.1 Certification of the Principal Executive Officer of Watermark Investors Realty Trust, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of the Principal Financial Officer of Watermark Investors Realty Trust pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of the Principal Executive Officer of Watermark Investors Realty Trust furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 Certification of the Principal Financial Officer of Watermark Investors Realty Trust furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).