Form 10-Q
period 2004-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2004-08-11
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:  June 30, 2004

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
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
                  organization)

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

          As of June 30, 2004, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                         JUNE 30,                         JUNE 30,
                                   2004             2003            2004            2003
                             ------------------------------------------------------------------
 Revenues                         ______           _____           ______          ______
                             ------------------------------------------------------------------

 Professional fees                     16,913          $4,466          18,413         $12,741
 Interest expense                       6,975           5,774          13,633          12,203
 Other expenses                         1,394               0           1,394               0
                             ------------------------------------------------------------------
 Total expense                         25,282          10,240          33,440          24,944
                             ------------------------------------------------------------------
 Net earnings (loss)                 ($25,282)       ($10,240)       ($33,440)       ($24,944)
                             ==================================================================

 Earnings (loss) per share
 of beneficial interest                ($0.05)         ($0.02)         ($0.06)         ($0.05)
                             ==================================================================
 Shares of beneficial
 interest used in computing
 per share amounts                    542,413         542,413         542,413         542,413
                             ==================================================================

The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,            DECEMBER 31,
                                                          2004                  2003
                                                 ----------------------------------------------
                                                         (Unaudited)
ASSETS
        Real estate                                           $168,588               $168,588
        Less allowance for
        estimated losses                                      (168,588)              (168,588)
        Cash                                                     9,313                 10,538
                                                 ----------------------------------------------
TOTAL ASSETS                                                    $9,313                $10,538
                                                 ==============================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
        Note payable-related party                            $245,000               $225,000
        Accrued liabilities                                     16,999                 18,417
        Accounts payable - related party                         4,000                  4,000
        Accrued interest payable - related party               125,784                112,151
        Unclaimed dividends                                     20,174                 20,174
                                                 ----------------------------------------------
                                                               411,957                379,742
                                                 ----------------------------------------------
SHAREHOLDERS' DEFICIT
Common shares of beneficial interest, $1.00 par
value, authorized 10,000,000 shares with 542,413
issued and outstanding                                         196,235                196,235
        Additional paid-in capital                              44,205                 44,205
        Accumulated deficit                                   (643,084)              (609,644)
                                                 ----------------------------------------------
                                                              (402,644)              (369,204)
                                                 ----------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $9,313                $10,538
                                                 ==============================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 20, 2004 AND 2003

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                           2004                    2003
                                                    -------------------------------------------
                                                                   (unaudited)
Cash flow from operating activities:
    Net earnings (loss)                                      ($33,440)               ($24,944)
Adjustment to reconcile net cash
provided by (used in) operating activities
        Net change in accrued
        liabilities                                            12,215                  12,203
        Net change in prepaid
        expenses                                                    0                  (5,000)
                                                    -------------------------------------------

Net cash used in operations                                  ($21,225)               ($17,741)
                                                    -------------------------------------------

Cash flow from financing:
    Proceeds from note payable                                 20,000                  19,900
                                                    -------------------------------------------
Increase (decrease) in cash                                    (1,225)                  2,159
Cash
        At beginning of period                                 10,538                   4,740
                                                    -------------------------------------------
        At end of period                                       $9,313                  $6,899
                                                    ============================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2004

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At June 30, 2004, existing current liabilities exceed available cash by $402,644.

Balance Sheet Changes - Assets increased by $3,519 for the quarter. Accrued liabilities increased by $29,051 for the quarter.

For the three months and six months ended June 30, 2004, the net loss was more than the same periods in 2003 due to increased professional fees related to the termination of the contract for the sale of the land, higher interest expense due to the additional debt and an increase in landscape fees.


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

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

           None.

ITEM 5. OTHER INFORMATION

At June 30, 2004, the only significant asset of Watermark Investors Realty Trust (herein referred to as the "Trust" or "Watermark" or the "Registrant") was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. In the 3rd quarter of 2003 the Trust entered into a contract to sell this property. The sales contract was filed with Watermark's Form 10-Q for the period ended September 30, 2003. However, the buyer elected to terminate the contract in January 2004. Currently, no other offers are being pursued and the Trust continues to hold the land as its asset. The Board will meet in the 3rd quarter of 2004 to decide what course of action is appropriate. If the Board should decide to pursue a sale of the Parker Road property, the proceeds of the sale will most likely be used to pay down the Trust's debts. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes and maintenance.

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



           b. Reports on Form 8-K

                      None.

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES

        SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 10th day of August, 2004.

                                            WATERMARK INVESTORS REALTY TRUST



                                            By: ____________________________
                                            David S. Givner
                                            Trustee, President and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        Signature                 Title                               Date

___________________    Trustee, President and Treasurer          August 10, 2004
David S. Givner        (Principal Executive Officer and
                       Principal Financial and Accounting
                       Officer)

___________________    Trustee, Vice President and Secretary     August 10, 2004
Michael S. Verruto

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