Form 10-Q
period 2004-09-30
WATERMARK INVESTORS REALTY TRUST
filed 2004-11-12
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended:  September 30, 2004

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

        As of September 30, 2004, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                   2004             2003            2004            2003
                             ------------------------------------------------------------------
 Revenues                            0               0               0               0
                             ------------------------------------------------------------------

 Professional fees                      $4,270          $1,967         $22,683         $10,134
 Interest expense                        7,410           4,691          21,043          13,870
 Other expenses                          1,396           2,431           2,790           6,362
                             ------------------------------------------------------------------
 Total expense                          13,076           9,089          46,516          30,366
                             ------------------------------------------------------------------
 Net earnings (loss)                  (13,076)         (9,089)        (46,516)        (30,366)
                             ==================================================================

 Earnings (loss) per share               (.02)           (.02)           (.09)           (.06)
 of beneficial interest
                             ==================================================================
 Shares of beneficial                  542,413         542,413         542,413         542,413
 interest used in computing
 per share amounts
                             ==================================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,          DECEMBER 31,
                                                          2004                  2003
                                                 ----------------------------------------------
                                                         (Unaudited)
 ASSETS
         Real estate                                           $168,588               $168,588
         Less allowance for
         estimated losses                                     (168,588)              (168,588)
         Cash                                                     1,071                 10,538
 TOTAL ASSETS                                                    $1,071                $10,538
                                                 ==============================================

 LIABILITIES AND SHAREHOLDERS' DEFICIT
 LIABILITIES
         Note payable-related party                            $245,000               $225,000
         Accrued liabilities                                     14,423                 18,417
         Accounts payable - related party                         4,000                  4,000
         Accrued interest payable - related                     133,194                112,151
 party
         Unclaimed dividends                                     20,174                 20,174
                                                 ----------------------------------------------
                                                                416,791                379,742
                                                 ----------------------------------------------
 SHAREHOLDERS' DEFICIT
 Common shares of beneficial interest, $1.00 par
 value, authorized 10,000,000 shares with
 542,413 issued and outstanding                                 196,235                196,235
         Additional paid-in capital                              44,205                 44,205
         Accumulated deficit                                  (656,160)              (609,644)
                                                 ----------------------------------------------
                                                              (415,720)              (369,204)
                                                 ----------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                 $1,071                $10,538
                                                 ==============================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                           2004                    2003
                                                    -------------------------------------------
                                                                   (unaudited)
 Cash flow from operating activities:                        ($46,516)               ($46,725)
     Net earnings (loss)
 Adjustment to reconcile net cash
 provided by (used in) operating activities
         Net change in accrued                                  17,049                  21,101
         liabilities

 Net cash used in operations                                  (29,467)                (25,624)
                                                    -------------------------------------------

 Cash flow from financing:                                      20,000                  44,900
     Proceeds from note payable
                                                    -------------------------------------------
 Increase (decrease) in cash                                   (9,467)                  19,276
 Cash
         At beginning of period                                 10,538                   4,740
                                                    -------------------------------------------
         At end of period                                        1,071                  24,016
                                                    ============================================












The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2004

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - At September 30, 2004, existing current liabilities exceed available cash by $415,720.

Balance Sheet Changes - Assets decreased by $8,242 for the quarter. Accrued liabilities increased by $4,834 for the quarter. Assets decreased by $9,467 for the nine months ended September 30, 2004. Accrued liabilities increased by $37,049 for the nine months ended September 30, 2004.

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

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

           None.

ITEM 5. OTHER INFORMATION

At September 30, 2004, the only significant asset of Watermark Investors Realty Trust (herein referred to as the "Trust" or "Watermark" or the "Registrant") was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. In the 3rd quarter of 2003 the Trust entered into a contract to sell this property. The sales contract was filed with Watermark's Form 10-Q for the period ended September 30, 2003. However, the buyer elected to terminate the contract in January 2004. Currently, no other offers are being pursued and the Trust continues to hold the land as its asset. The Board will meet in the 4th quarter of 2004 to decide what course of action is appropriate. If the Board should decide to pursue a sale of the Parker Road property, the proceeds of the sale will most likely be used to pay down the Trust's debts. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes and maintenance.

ITEM 6. EXHIBITS

     The Following exhibits are filed herewith or incorporated by reference as indicated;

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


                            WATERMARK INVESTORS REALTY TRUST



Date: November 10, 2004             By:     /s/ David S. Givner
                                            David S. Givner
                                            Principal Executive Officer
                                            and Principal Financial Officer
                                            (An Authorized Officer)

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