Form 10-K
period 2004-12-31
WATERMARK INVESTORS REALTY TRUST
filed 2005-03-29
CIK 85942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
                          ----------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to _________________________

Commission file number   0-6103
                        -------------------------------------------------------

                        Watermark Investors Realty Trust
             (Exact name of registrant as specified in the charter)

                     Texas                                        75-1372785
----------------------------------------------------------   ------------------
           (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                   Identification No.)
100 N. Tryon Street, Suite 5500, Charlotte, North Carolina          28202
----------------------------------------------------------   ------------------
               (Address of principal executive offices)         (Zip Code)
Registrant's telephone number, including area code  704/343-9334
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which registered
          None                                       None
------------------------       -----------------------------------------------


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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X .

          The aggregate market value of the 178,996 shares of Beneficial Interest (voting securities) held by non-affiliates of the Registrant is not ascertainable since no trading market presently exists for such shares.

     As of March 29, 2005, there were 542,413 shares of Beneficial Interest of the Registrant.


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

Item 2.   Properties.

         As of December 31, 2004, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. On August 29, 2003, the Trustees voted to sell the Parker Road property, and a sale agreement was executed on October 16, 2003 between Watermark Texas 1, Inc. and The Peterson Group, Inc., to sell the property to the Peterson Group, Inc. for $510,000. The sales contract was filed with Watermark's Form 10-Q for the period ended September 30, 2003, and is incorporated herein by reference. The sale was originally expected to close in the first quarter of 2004. However, The Peterson Group elected in January 2004 to decide to terminate the contract. As of December 31, 2004, the Board has had no other offers to purchase the property, but continues to have an interest in selling the property. If the Board should decide to pursue a sale of the Parker Road property, the proceeds of the sale will most likely be used to pay down the Trust's debts. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes and maintenance.

Item 3.    Legal Proceedings.

          As of December 31, 2004, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

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

          No regular dividends on Shares were paid in 2004 or 2003. As of March 29, 2005, 542,413 Shares were held by approximately 300 holders of record.

Item 6.   Selected Financial Data.

          The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.



                                 (dollars in thousands, except per share)
                                      For the Years Ended December 31,
                                   2004     2003      2002     2001     2000
                                   ----     ----      ----     ----     ----

     Statement of Operations
     -----------------------
                        Data
                        ----
      Rental Operations, net         $-       $-        $-      $ -       $-
      Real estate sales, net          -        -         -        -        -
             Interest Income          -        -         -        -        -
        Gain on Sale of Land          -        -         -        -        -
         Net earnings (loss)      $(60)    $(69)     $(44)     (36)     (38)
   Earnings (loss) per share     $(.11)   $(.13)    $(.08)   $(.07)   $(.07)
     Distributions per share        $ -       $-        $-       $-      $ -
     Weighted average shares    542,413  542,413   542,413  542,413  542,413
                 outstanding
     Balance Sheet Data
     Total assets                    21       11         5        6        9
Shareholders' equity              (429)    (369)     (300)    (256)    (220)
(deficit)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Results of Operations
          ---------------------

         Watermark has had no revenues for the three years ended December 31, 2004. Watermark's sole real property consists of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of the Parker Road property to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 2002, 2003, or 2004.

         Liquidity and Capital Resources
         -------------------------------

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

         The following table sets forth certain information regarding Watermark's significant contractual obligations, including payments due by period, as of December 31, 2004:


----------------------------------------------------------------------------------------------------------------------------
                   Contractual Obligations                                        Payments due by period
                                                                  Total       Less       1-3 years    3-5 years   More than
                                                                           than 1 year                             5 years
----------------------------------------------------------------------------------------------------------------------------
                       Long-Term Debt                           $270,000    $270,000
----------------------------------------------------------------------------------------------------------------------------
                  Capital Lease Obligations
----------------------------------------------------------------------------------------------------------------------------
                      Operating Leases
----------------------------------------------------------------------------------------------------------------------------
                    Purchase Obligations
----------------------------------------------------------------------------------------------------------------------------
  Other Long-Term Liabilities Reflected on the Registrant's
                  Balance Sheet under GAAP
----------------------------------------------------------------------------------------------------------------------------
                            Total                              $270,000     $270,000
----------------------------------------------------------------------------------------------------------------------------


         Inflationary Factors
         --------------------

         In recent years, inflation has neither increased Watermark's revenues from operating assets nor beneficially affected the current value of its remaining real estate assets to any significant degree.

         Off-Balance Sheet Arrangements
         ------------------------------

         None.

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

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm....................6

Consolidated Balance Sheets as of December 31, 2004 and 2003...............7

Consolidated Statements of Operations for the years ended

December 31, 2004, 2003 and 2002...........................................8

Consolidated Statements of Shareholders' Equity (Deficit)

for the years ended December 31,  2004, 2003 and 2002......................9

Consolidated Statements of Cash Flows for the years ended

December 31, 2004, 2003 and 2002...........................................10

Notes to Consolidated Financial Statements.................................11

Schedule III - Real Estate Investments and Accumulated Depreciation........14

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Trustees and Shareholders

Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

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

FARMER, FUQUA, & HUFF, P.C.

Plano, Texas
March 20, 2005

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003



                                     ASSETS
                                                                                              2004            2003
                                                                                              ----            ----
Real estate                                                                               $168,588        $168,588
Less allowance for possible losses                                                       (168,588)       (168,588)
                                                                                         ---------       ---------
                                                                                          ---                ---
Cash                                                                                        21,166          10,538
                                                                                            ------          ------
                  Total assets                                                             $21,166         $10,538
                                                                                           =======         =======
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
         Note payable - related party                                                     $270,000        $225,000
         Accounts payable and accrued liabilities                                           14,423          18,417
         Accounts payable - related party                                                    5,000           4,000
         Accrued interest payable - related party                                          140,908         112,151
         Unclaimed dividends                                                                20,174          20,174
                                                                                            ------          ------
                  Total liabilities                                                        450,505         379,742

Shareholders' Equity (Deficit)
         Preferred shares of beneficial interest; $.01 par value; authorized,                ---             ---
                  10,000,000 shares; -0- shares issued and outstanding at December
                  31, 2004 and 2003
         Common shares of beneficial interest; $1.00 par value; authorized,                196,235         196,235
                  10,000,000 shares; 542,413 shares issued and outstanding at
                  December 31, 2004 and 2003
         Additional paid-in capital                                                         44,205          44,205
         Accumulated deficit                                                             (669,779)       (609,644)
                                                                                         ---------       ---------
                  Total shareholders' equity (deficit)                                   (429,339)       (369,204)
                                                                                         ---------       ---------
                  Total liabilities and shareholders' equity (deficit)                     $21,166         $10,538
                                                                                           =======         =======

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2004, 2003 and 2002



                                                                              2004               2003                2002
                                                                              ----               ----                ----

Revenues                                                              $    ---           $    ---           $    ---
--------                                                              ------------       ------------       --------------
                                                                           ---             ---                   ---
Expenses

         Interest - related party                                           28,757             25,173              20,112
         Property expenses                                                   4,402              3,592               5,585
         Legal and professional                                             26,976             40,504              18,406
                                                                            ------             ------              ------
                  Total expenses                                            60,135             69,269              44,103
                                                                            ------             ------              ------

NET LOSS                                                                 $(60,135)          $(69,269)           $(44,103)
                                                                         =========          =========           =========
Loss per share                                                           $   (.11)          $   (.13)           $   (.08)
                                                                         =========          =========           =========
Distributions per share                                                  $   ---            $   ---             $   ---
                                                                         =========          =========           =========
Weighted average shares of beneficial interest used in                     542,413            542,413             542,413
         computing loss per share                                        =========          =========           =========

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2004, 2003 and 2002





                                                     Shares of          Additional          Accumulated              Total
                                                    Beneficial             Paid-in              Deficit
                                                      Interest             Capital

Balance at January 1, 2002                            $196,235             $44,205           $(496,272)         $(255,832)
                                                      ========             =======           ==========         ==========
         Net loss for the year                             ---                 ---            $(44,103)          $(44,103)
                                                      --------             -------           ----------         ----------
Balance at December 31, 2002                          $196,235             $44,205           $(540,375)           $299,935
                                                      ========             =======           ==========         ==========
              Net loss for the year                        ---                 ---            $(69,269)          $(69,269)
                                                      --------             -------           ----------         ----------
Balance at December 31, 2003                          $196,235             $44,205           $(609,644)         $(369,204)
                                                      ========             =======           ==========         ==========
              Net loss for the year                        ---                 ---            $(60,135)          $(60,135)
                                                      --------             -------           ----------         ----------
Balance at December 31, 2004                          $196,235             $44,205           $(669,779)         $(429,339)
                                                      ========             =======           ==========         ==========


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2004, 2003 and 2002





                                                                       2004               2003                2002
                                                                       ----               ----                ----
Cash flows from operating activities
   Net loss                                                              $(60,135)         $ (69,269)          $ (44,103)
      Adjustments to reconcile net loss to net cash used for
      operating activities                                                    ---                ---                  ---
      Increase (decrease) in accounts payable and accrued                   25,763             30,167              17,529
      liabilities                                                           ------             ------              ------

   Net cash used for operating activities                                 (34,372)           (39,102)            (26,574)
Cash flows from financing activities                                        45,000             44,900              25,000
   Proceeds from loans                                                      ______             ______               _____
Net cash provided by financing activities                                  $45,000            $44,900             $25,000
Increase (decrease) in cash                                                 10,628              5,798             (1,574)
Cash at beginning of year                                                   10,538              4,740               6,314
                                                                            ------              -----               -----
Cash at end of year                                                        $21,166            $10,538              $4,740
                                                                           =======            =======              ======
Supplemental cash flow information
   Cash paid for interest                                                  $   ---            $   ---              $  ---
                                                                           -------            -------              ------
   Cash paid for taxes                                                     $   ---            $   ---              $  ---

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Watermark, and its wholly-owned subsidiary, Watermark Texas 1, Inc. All significant intercompany transactions and accounts have been eliminated.

Real Estate
-----------

Watermark carries real estate at the lower of cost or estimated net realizable value.

Allowance for Possible Losses
-----------------------------

Watermark provides for possible losses on real estate when such amounts are considered necessary after making periodic reviews of the estimated net realizable values of the real estate.

Earnings (Loss) Per Share
-------------------------

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

Consolidated Statements of Cash Flows
-------------------------------------

Watermark does not consider any of its assets to meet the definition of a cash equivalent.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounting Estimates
--------------------

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

Legal and Other Expenses
------------------------

Legal and other expenses incurred for 2004, 2003 and 2002 include legal expenses of approximately $14,000, $20,000 and $5,000 respectively.

Income Taxes
------------

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 2004, 2003 or 2002, due to net operating losses.

NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination approved by the shareholders in 1985 until June 30, 1994.

NOTE 3 - REAL ESTATE

At December 31, 2004 and 2003, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly owned subsidiary and contributed the Parker Road property to such subsidiary. At December 31, 2004 and 2003, the Trust's only significant asset was its ownership interest in such subsidiary.

NOTE 4 - NOTE PAYABLE
                                                               2004       2003
                                                               ----       ----
Note payable to Abbestate Holding, Inc., a related         $270,000   $225,000
party that has a common shareholder with Watermark,        ========   ========
with an interest rate of 12%, uncollateralized, with interest and principal due August 1, 2005.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2004, 2003 and 2002



NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 2004 net operating loss carryforwards of approximately $773,000 were available for tax purposes which, if not utilized, will expire at various dates through 2025. Any deferred tax asset that would be associated with the net operating loss carryforward has been reduced to $-0- due to recurring net losses, no factors indicating that the trend of net losses will reverse and the fact that if the trend did reverse, the net income from a REIT is not taxable as long as specific REIT requirements have been met.

NOTE 6 - RELATED PARTY TRANSACTIONS

HPI Management, LP, a North Carolina limited partnership, provides administrative and accounting services to the Trust under supervision of the Trust's officers (two of whom are also officers of HPI Management, LP). HPI Manangment, LP has not been compensated by the Trust for any services rendered to the Trust until January 2001, when HPI Management, LP began charging the Trust $1,000 per year for administrative and accounting services. This amount has been accrued and is shown on the face of the balance sheet as A/P- related party.

NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December 31, 2004 and 2003 follow:



                                                           2004                                       2003
                                                           ----                                       ----
                                                   Carrying                  Fair             Carrying                Fair
                                                     Amount                 value               Amount               value
                                                     ------                 -----               ------               -----
Cash                                               $ 21,166              $ 21,166            $  10,538            $ 10,538
Note payable-related party                          270,000               270,000              225,000             225,000

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

                                                                  SCHEDULE III


                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                        December 31, 2004, 2003 and 2002

       Description          Initial        Cost        Gross Amount    Valuation     Accumulated      Date     Depreciable
       -----------          Cost to     Capitalized      at which      Allowance    Depreciation    Acquired   Life (years)
                           Watermark    Subsequent      Carried at     ---------    ------------    --------   ------------
                           ---------        to         December 31,
                                        Acquisition        2004
                                        -----------    ------------
 Undeveloped                $162,729      $5,859         $168,588      $(168,588)         ---       Various        ---
 land Houston, TX           ========      ======         ========      =========       =========

A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 2004 is as follows:

          REAL ESTATE                                  2004               2003              2002
          -----------                                  ----               ----              ----
          Balance at beginning of year             $168,588           $168,588          $168,588

          Sales                                         ---                ---               ---

          Foreclosure additions                         ---                ---               ---

          Improvements                                  ---                ---               ---
                                                   --------           --------          --------
          Balance at end of year                   $168,588           $168,588          $168,588
                                                   ========           ========          ========
          ACCUMULATED DEPRECIATION
          ------------------------
          Balance at beginning of year             $    ---           $    ---          $    ---

          Sales                                         ---                ---               ---

          Depreciation                                  ---                ---               ---
                                                   --------           --------          --------
          Balance at end of year                   $    ---           $    ---          $    ---
                                                   ========           ========          ========

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

Watermark's management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of Watermark's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Watermark; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Watermark are being made only in accordance with authorizations of management and directors of Watermark; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Watermark's assets that could have a material effect on the financial statements.

Inherent Limitations on Effectiveness of Controls
-------------------------------------------------

Watermark's management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

         None

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

          David S. Givner, 61, has been Trustee, President and Treasurer of the Trust since December 5, 1995, and is also the President/Managing Director of HPI Management, LP. Since 1992, Mr. Givner has been President and Chief Operating Officer of various affiliates of HPI Management, LP. From 1987 until 1992, he was Senior Vice President/Director of Leasing and Consulting Services for Williams Real Estate Company based in New York, New York. Mr. Givner is also the sole shareholder and the President of DAGI Corporation, a Delaware corporation and the general partner of DAGI Limited Partnership, a Delaware limited partnership. Mr. Givner beneficially owns 59,655 Shares through DAGI Limited Partnership.

          Simon Mizrachi, 56, has been Trustee of the Trust since December 5, 1995 and is also the President of Midatlantic Agency, Inc. a Florida corporation and financial consulting company. Mr. Mizrachi has served as President of Midatlantic Agency, Inc. since 1992. Mr. Mizrachi and Midatlantic Agency, Inc. are the sole partners of MIZ Investors Associates, a Delaware general partnership. Mr. Mizrachi has been a director and officer of PAZ Securities, Inc., an NASD broker/dealer firm, since 1978. Mr. Mizrachi is an officer with PAK Investors, Inc., Pudgie's Chicken, Inc., Topaz Securities, Inc., Topaz, Inc., Cal-Mar, Inc., TMT Hanes, Inc., and TMT Sales, Inc. Mr. Mizrachi is also an officer of various affiliates of MIZ Investors Associates and Midatlantic Agency, Inc. Mr. Mizrachi beneficially owns 59,655 Shares through MIZ Investors Associates.

          Michael S. Verruto, 44, has been Trustee, Vice President and Secretary of the Trust since December 5, 1995 and is also the Vice President/Managing Director of HPI Management, LP and HPI Capital, Inc., a Florida corporation that develops real estate. Since January 1990, Mr. Verruto has held various positions with various affiliates of HPI Management, LP, all of which are active in real estate development and management. Mr. Verruto is also the sole shareholder and the President and Treasurer of Fletcher Napolitano Styles and Verruto Holding Company, Inc., a Delaware corporation and the general partner of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., a Delaware limited partnership. Mr. Verruto beneficially owns 59,655 Shares through Fletcher Napolitano Styles and Verruto Family Property Partners, L.P.

         Meetings and Committees of Trustees
         -----------------------------------

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 2004, the Board of Trustees held no formal meetings and no matters were handled by unanimous written consent. Since Watermark is currently inactive (please see discussion in Items 1 and 2 above), the Board of Trustees has determined that there is no need for Watermark to have a standing audit, nominating or compensation committee, and thus no such committees are in existence.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934
         --------------------------------------------------------------------

Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 2004. To the best knowledge of the current officers of the Trust, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.

         Code of Ethics
         --------------

Since, as discussed above, Watermark is currently inactive, and thus its directors and officers are not presently conducting ongoing operations for Watermark, Watermark has not adopted a code of ethics.

         Audit Committee Financial Expert
         --------------------------------

Since Watermark does not have an audit committee, it does not have a financial expert on any such committee.

         Identification of the Audit Committee
         -------------------------------------

As stated above, since Watermark is currently inactive, the Board of Trustees has determined that there is no need to have a standing audit committee in existence.

         Material Changes to Procedures for Board of Trustees Nominations
         ----------------------------------------------------------------

During the fiscal year ending December 31, 2004, there have been no material changes to the procedures by which shareholders may recommend nominees to Watermark's Board of Trustees.

Item 11. Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 2004. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Security Ownership of Certain Beneficial Owner

According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of March 29, 2005, of more than five percent (5%) of the outstanding Shares of the Trust:

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


(1)      Based on 542,413 Shares outstanding on March 29, 2005.

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

          Security Ownership of Management

          According to the Share transfer records of the Trust and other information available to the Trust, as of March 29, 2005, the current trustees and executive officers of the trust beneficially owned the following Shares:

  Name and Offices of Beneficial         Amount of          Percent of Class(1)
               Owner                Beneficial Ownership    ----------------
  ------------------------------    --------------------
   David S. Givner, Trustee,(3)          59,665(2)                11.0(2)
      President and Treasurer
    Simon Mizrachi, Trustee(4)           59,665(2)                11.0(2)
  Michael S. Verruto, Trustee,(5)        59,665(2)                11.0(2)
   Vice President and Secretary

    All trustees and executive           178,995(2)               33.0(2)
        officers as a group


(1)      Based on 542,413 Shares outstanding on March 29, 2005.

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

Item 13. Certain Relationships and Related Transactions.

          Since December 5, 1995, HPI Management, LP, a North Carolina limited partnership, has provided administrative and accounting services to the Trust under the supervision of the Trust's officers, two of whom are also officers of HPI Management, LP. HPI Management, LP has not been compensated by the Trust for any services rendered to the Trust until January 2001, when HPI Management, LP began charging the Trust $1,000 per year for administrative and accounting services. This amount has been accrued and is shown on the face of the balance sheet as A/P- related party.

Item 14. Principal Accounting Fees and Services.

         Audit Fees
         ----------

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

               2004                                2003
              $4,250                              $4,250

         Audit-Related Fees
         ------------------

         The aggregate fees billed in each of the last two fiscal years for assurance and related services by Watermark's principal accountant that are reasonably related to the performance of the audit or review of Watermark's financial statements are as follows:

               2004                                2003
                $0                                  $0

         Tax Fees
         --------

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by Watermark's principal accountant for tax compliance, tax advice, and tax planning are as follows:

               2004                                2003
              $2,350                               $750

Preparation of Federal Income Tax Return

         All Other Fees
         --------------

         All other aggregate fees billed in each of the last two fiscal years for products and services provided by Watermark's principal accountant are as follows:


               2004                                2003
                $0                                  $0


Since Watermark does not have an audit committee, there are no audit committee pre-approval policies and procedures in existence.

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.



(a) The following documents are filed as part of this report:

          1. Consolidated Financial Statements:

                     Balance Sheets as of December 31, 2004 and 2003.

                     Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

                     Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002.

                     Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

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

          3. Exhibits:

                   The following documents are filed as exhibits to this report:

                   Exhibit
                   -------
                   Number    Description
                   ------    -----------

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 29th day of March, 2005.

                                         WATERMARK INVESTORS REALTY TRUST



                                         By:      /s/ David S. Givner
                                            -------------------------
                                         David S. Givner
                                         Trustee, President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Signature            Title                                   Date

/s/ David S. Givner     Trustee, President and Treasurer         March 29, 2005
-------------------     (Principal Executive Officer and
David S. Givner         Principal Financial and Accounting
                        Officer)

/s/ Michael S. Verruto  Trustee, Vice President and Secretary    March 29, 2005
----------------------
Michael S. Verruto