Form 10-Q
period 2005-03-31
WATERMARK INVESTORS REALTY TRUST
filed 2005-05-16
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  March 31, 2005

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
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
                   or organization)                           No.)
              100 N. Tryon Street, Suite 5500, Charlotte, NC 28202
                    (Address of principal executive offices)
                                   (Zip Code)
                                  (704)343-9334
              (Registrant's telephone number, including area code)


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

     As of March 31, 2005, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   2005                2004
                                           ------------------------------------
        Revenues                                    0                   0
                                           ------------------------------------

        Property expense                          $2,903               $---
        Professional fees                         1,500               1,250
        Interest expense                           7,989              6,657

                                           ------------------------------------
        Total expense                             12,392              7,907
                                           ------------------------------------
        Net earnings (loss)                     $ (12,392)          $ (7,907)
                                           ====================================

        Earnings (loss) per share of             $ (.02)             $ (.01)
        beneficial interest
                                           ====================================
        Shares of beneficial interest used       542,413             542,413
        in computing per share amounts
                                           ====================================


The accompanying notes are an integral part of these financial statements.


                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,                 DECEMBER 31,
                                                                       2005                       2004
                                                            --------------------------------------------------------
                                                                     (Unaudited)
 ASSETS
          Real estate                                                $168,588                   $168,588
          Less allowance for                                        (168,588)                   (168,588)
          estimated losses
          Cash                                                        16,763                     21,166
 TOTAL ASSETS                                                        $ 16,763                   $ 21,166
                                                            ========================================================

 LIABILITIES AND SHAREHOLDERS' DEFICIT
 LIABILITIES
          Note payable-related party                                 $270,000                   $270,000
          Accrued liabilities                                         14,423                     14,423
          Accounts payable - related party                            5,000                       5,000
          Accrued interest payable - related party                   148,897                     140,908
          Unclaimed dividends                                         20,174                     20,174
                                                            --------------------------------------------------------
                                                                     458,494                     450,505
                                                            --------------------------------------------------------
 SHAREHOLDERS' DEFICIT
 Common shares of beneficial interest, $1.00 par value,
 authorized 10,000,000 shares with 542,413 issued and                196,235                     196,235
 outstanding
          Additional paid-in capital                                  44,205                     44,205
          Accumulated deficit                                       (682,171)                   (669,779)
                                                            --------------------------------------------------------
                                                                    (441,731)                   (429,339)
                                                            --------------------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $ 16,763                   $ 21,166
                                                            ========================================================



The accompanying notes are an integral part of these financial statements.


                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                     THEE MONTHS ENDED
                                                                          MARCH 31
                                                             2005                         2004
                                                    -----------------------------------------------------
                                                                        (unaudited)
 Cash flow from operating activities:                     $ (12,392)                $ (7,907)
     Net earnings (loss)
 Adjustment to reconcile net cash
 provided by (used in) operating activities
          Net change in accrued liabilities                 7,989                     3,163
                                                    -----------------------------------------------------
                                                    -----------------------------------------------------

 Net cash used in operations                               (4,403)                   (4,744)
                                                    -----------------------------------------------------

 Increase (decrease) in cash                               (4,403)                   (4,744)
 Cash
          At beginning of period                            21,166                    10,538
                                                    -----------------------------------------------------
          At end of period                                 $ 16,763                  $ 5,794
                                                    =====================================================







The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2005

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to the Annual Report on Form 10-K for Watermark Investors Realty Trust ("Watermark" or the "Trust) for the year ended December 31, 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Watermark had no revenues for the three months ended March 31, 2005 or 2004.

Liquidity and Capital Resources
-------------------------------

     On August 29, 2003, the Trustees voted to sell its sole parcel of real property, the Parker Road property, and a sale agreement was executed on October 16, 2003 between Watermark Texas 1, Inc., a subsidiary of Watermark, and The Peterson Group, Inc., to sell the property to the Peterson Group, Inc. for $510,000. The sales contract was filed with Watermark's Quarterly Report on Form 10-Q for the period ended September 30, 2003, and is incorporated herein by reference. The sale was originally expected to close in the first quarter of 2004, however, The Peterson Group elected in January 2004 to decide to terminate the contract.

     Management currently plans to continue in its efforts to effectuate a sale of the Parker Road property by Watermark Texas 1, Inc. at the first available opportunity. As of March 31, 2005, the Board has not received any offers to purchase the property. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance and maintenance. If the Board should decide to pursue a sale of the Parker Road property, the proceeds of the sale will most likely be used to pay down the Trust's debts.

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

Liquidity and Capital Resources.
--------------------------------

     At March 31, 2005, existing liabilities exceed available cash by $441,731.

Balance Sheet Changes.
----------------------

     Assets decreased by $4,403 for the quarter. Accrued interest increased by $7,989.

Inflationary Factors
--------------------

     In recent years, inflation has neither increased Watermark's revenues from operating assets nor beneficially affected the current value of its remaining real estate assets to any significant degree.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     Certain matters discussed in this Quarterly Report on Form 10-Q contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance. All statements other than statements of historical facts are forward-looking statements, and can be identified by the use of forward-looking terminology such as "may," "will," "might," "would," "expect," "anticipate," "estimate," "would," "could," "should," "believe," "intend," "project," "forecast," "target," "plan," or "continue" or the negative of these words or other variations or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on those statements, which speak only as of the date of this report. Among the factors that could cause actual results to differ materially are: o general economic conditions, competition and the supply of and demand; o interest rate levels and the availability of financing; o potential environmental liability and other risks associated with the ownership, development and acquisition of our property; o greater than anticipated construction or operating costs; o inflationary and other general economic trends; o other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission. Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management does not believe that Watermark has any exposure to market risk other than the risks commonly associated with ownership of real property.




ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Watermark's principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, Watermark's disclosure controls and procedures (as defined in Rules13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         (a)  None.

         (b)  None.

ITEM 6.  EXHIBITS

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

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 16th day of May, 2005.

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


    Signature                        Title                           Date

/s/ David S. Givner      Trustee, President and Treasurer        May 16, 2005
-------------------      (Principal Executive Officer and
David S. Givner          Principal Financial and Accounting
                                                  Officer)

/s/ Michael S. Verruto   Trustee, Vice President and Secretary   May 16, 2005
----------------------
Michael S. Verruto

                                  EXHIBIT INDEX
                                  -------------

Exhibit No                              Description
----------                              -----------

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