Form 10-Q
period 2005-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2005-08-15
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2005

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

                                 YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                 YES [ ] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     As of August 11, 2005, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                           2005          2004             2005          2004
                                    ------------------------------------------------------------
Revenues                                     0            0                0             0
                                    ------------------------------------------------------------

Property expense                          $1,697        $1,394           $4,600        $1,394
Professional fees                          6,500        16,913            8,000        18,413
Interest expense                           8,078         6,975           16,067        13,633

                                    ------------------------------------------------------------
Total expense                             16,275        25,282           28,667        33,440
                                    ------------------------------------------------------------
Net earnings (loss)                    $ (16,275)    $ (25,282)       $ (28,667)    $ (33,440)
                                    ============================================================

Earnings (loss) per share of              $ (.03)       $ (.05)          $ (.05)       $ (.06)
beneficial interest
                                    ============================================================
Shares of beneficial interest used       542,413       542,413          542,413       542,413
in computing per share amounts
                                    ============================================================


     The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,             DECEMBER 31,
                                                                    2005                   2004
                                                            ------------------------------------------
                                                                (Unaudited)
 ASSETS
       Real estate                                                $168,588               $168,588
       Less allowance for                                         (168,588)              (168,588)
       estimated losses
       Cash                                                          8,866                 21,166
 TOTAL ASSETS                                                      $ 8,866               $ 21,166
                                                            ==========================================

 LIABILITIES AND SHAREHOLDERS' DEFICIT
 LIABILITIES
        Note payable-related party                                $270,000               $270,000
        Accrued liabilities                                         14,423                 14,423
        Accounts payable - related party                             5,300                  5,000
        Accrued interest payable - related party                   156,975                140,908
        Unclaimed dividends                                         20,174                 20,174
                                                            ------------------------------------------
                                                                   466,872                450,505
                                                            ------------------------------------------
 SHAREHOLDERS' DEFICIT
 Common shares of beneficial interest, $1.00 par value,
 authorized 10,000,000 shares with 542,413 issued and              196,235                196,235
 outstanding
        Additional paid-in capital                                  44,205                 44,205
        Accumulated deficit                                       (698,446)              (669,779)
                                                            ------------------------------------------
                                                                  (458,006)              (429,339)
                                                            ------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $ 8,866               $ 21,166
                                                            ==========================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                              2005                      2004
                                                     ---------------------------------------------
                                                                         (unaudited)
Cash flow from operating activities:                      $ (28,667)                $ (33,440)
  Net earnings (loss)
Adjustment to reconcile net cash
provided by (used in) operating activities
         Net change in accrued liabilities                   16,367                    12,215
                                                     ---------------------------------------------

Net cash used in operations                                 (12,300)                  (21,225)
                                                     ---------------------------------------------
Cash flows from financing activities

Proceeds from note payable                                    ---                      20,000

Increase (decrease) in cash                                 (12,300)                   (1,225)

Cash
         At beginning of period                              21,166                    10,538
                                                     ---------------------------------------------
         At end of period                                   $ 8,866                   $ 9,313
                                                     =============================================







The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2005

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to the Annual Report on Form 10-K for Watermark Investors Realty Trust ("Watermark" or the "Trust") for the year ended December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Watermark had no revenues for the three months ended June 30, 2005 or 2004. Watermark had no revenues for the six months ended June 30, 2005 or 2004. Expenses and net loss for the three and six months ended June 30, 2005 decreased as compared to the three and six months ended June 30, 2004 due primarily to lower legal and professional fees.

Liquidity and Capital Resources

     On August 29, 2003, the Trustees voted to sell its sole parcel of real property, the Parker Road property, and a sale agreement was executed on October 16, 2003 between Watermark Texas 1, Inc., a subsidiary of Watermark, and The Peterson Group, Inc., to sell the property to the Peterson Group, Inc. for $510,000. The sales contract was filed with Watermark's Quarterly Report on Form 10-Q for the period ended September 30, 2003, and is incorporated herein by reference. The sale was originally expected to close in the first quarter of 2004, however, The Peterson Group elected in January 2004 to terminate the contract.

     Management currently plans to continue in its efforts to effectuate a sale of the Parker Road property by Watermark Texas 1, Inc. at the first available opportunity. As of June 30, 2005, the Board has not received any offers to purchase the property. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance and maintenance. If the Board should decide to pursue a sale of the Parker Road property, the proceeds of the sale will most likely be used to pay down the Watermark's debts.

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

     At June 30, 2005, existing liabilities exceed available cash by $458,006.

Balance Sheet Changes.

     Assets decreased by $12,300 for the quarter. Accrued interest increased by $8,078.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        None.

ITEM 5. OTHER INFORMATION

        (a)  None

        (b)  None.

ITEM 6. EXHIBITS

        a. Exhibits

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

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 12th day of August, 2005.

                                              WATERMARK INVESTORS REALTY TRUST



                                              By: /s/ David S. Givner
                                                  ------------------------------
                                              David S. Givner
                                              Trustee, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature                                Title                                 Date

/s/ David S. Givner               Trustee, President and Treasurer               August 12, 2005
-------------------               (Principal Executive Officer and
David S. Givner                   Principal Financial and Accounting
                                  Officer)

/s/ Michael S. Verruto            Trustee, Vice President and Secretary          August 12, 2005
----------------------
Michael S. Verruto

                                  EXHIBIT INDEX

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