Form 10-Q
period 2005-09-30
WATERMARK INVESTORS REALTY TRUST
filed 2005-11-14
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2005

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

                                 YES [X] NO [ ]
        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 YES [ ] NO [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

        As of November 7, 2005, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                   2005            2004             2005            2004
                             ------------------------------------------------------------------
Revenues                            0                0               0               0
                             ------------------------------------------------------------------

Property expense                  $1,396          $1,396           $5,996          $2,790
Professional fees                 10,472           4,270           18,472          22,683
Interest expense                  8,651            7,410           24,718          21,043

                             ------------------------------------------------------------------
Total expense                     20,519          13,076           49,186          46,516
                             ------------------------------------------------------------------
Net earnings (loss)             $ (20,519)      $ (13,076)       $ (49,186)      $ (46,516)
                             ==================================================================

Earnings (loss) per share of     $ (.04)          $ (.02)         $ (.09)         $ (.09)
beneficial interest
                             ==================================================================
Shares of beneficial             542,413          542,413         542,413         542,413
interest used in computing
per share amounts
                             ==================================================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,          DECEMBER 31,
                                                          2005                  2004
                                                 ----------------------------------------------
                                                      (Unaudited)
 ASSETS
         Real estate                                    $168,588              $168,588
         Less allowance for                            (168,588)              (168,588)
         estimated losses
         Cash                                            21,728                21,166
 TOTAL ASSETS                                           $21,728               $ 21,166
                                                 ==============================================

 LIABILITIES AND SHAREHOLDERS' DEFICIT
 LIABILITIES
         Note payable-related party                     $295,000              $270,000
         Accrued liabilities                             14,423                14,423
         Accounts payable - related party                5,030                  5,000
         Accrued interest payable - related             165,626                140,908
 party
         Unclaimed dividends                             20,174                20,174
                                                 ----------------------------------------------
                                                        500,253                450,505
                                                 ----------------------------------------------
 SHAREHOLDERS' DEFICIT
 Common shares of beneficial interest, $1.00 par
 value, authorized 10,000,000 shares with 542,413        196,235               196,235
 issued and outstanding
         Additional paid-in capital                      44,205                44,205
         Accumulated deficit                           (718,965)              (669,779)
                                                 ----------------------------------------------
                                                       (478,525)              (429,339)
                                                 ----------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $ 21,728              $ 21,166
                                                 ==============================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           2005                    2004
                                                    -------------------------------------------
                                                                   (unaudited)
 Cash flow from operating activities:                  $ (49,186)           $ (46,516)
     Net earnings (loss)
 Adjustment to reconcile net cash
 provided by (used in) operating activities
         Net change in accrued liabilities                24,748               17,049
                                                    -------------------------------------------
                                                    -------------------------------------------

 Net cash used in operations                             (24,438)             (29,467)
                                                    -------------------------------------------
 Cash Flow from Financing:
                Proceeds from notes payable               25,000               20,000
 Increase (decrease) in cash                                 562               (9,467)
 Cash
         At beginning of period                           21,166               10,538
                                                    -------------------------------------------
         At end of period                                $21,728              $ 1,071
                                                    ===========================================










The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2005

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

     Watermark had no revenues for the nine months ended September 30, 2005 or 2004.

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

     Management currently plans to continue in its efforts to effectuate a sale of the Parker Road property by Watermark Texas 1, Inc. at the first available opportunity. As of September 30, 2005, the Board has not received any offers to purchase the property. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance and maintenance. If the Board should decide to pursue a sale of the Parker Road property, the proceeds of the sale will most likely be used to pay down the Watermark's debts.

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

     As of September 30, 2005, existing liabilities exceeded available cash by $478,525.

Balance Sheet Changes.
----------------------

     Assets increased by $12,862 for the quarter. Accrued liabilities increased by $ 838 for the quarter. Assets increased by $ 562 for the nine months ended September 30, 2004. Accrued liabilities increased by $ 24,748 for the nine months ended September 30, 2004. Accrued interest increased by $8,651 for the quarter.

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

        Among the factors that could cause actual results to differ materially are:

[]   general economic conditions, competition and the supply of and demand;

[]   interest rate levels and the availability of financing;

[] potential environmental liability and other risks associated with the ownership, development and acquisition of our property;

[]   greater than anticipated construction or operating costs;

[]   inflationary and other general economic trends; and

[] other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

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

Inherent Limitations on Effectiveness of Controls
--------------------------------------------------

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

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 14th day of November, 2005.

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


        Signature                           Title                               Date
/s/ David S. Givner              Trustee, President and Treasurer           November 14, 2005
-------------------              (Principal Executive Officer and
David S. Givner                  Principal Financial and Accounting
                                 Officer)

/s/ Michael S. Verruto           Trustee, Vice President and Secretary      November 14, 2005
-------------------------
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