Form 10-K
period 2005-12-31
WATERMARK INVESTORS REALTY TRUST
filed 2006-03-30
CIK 85942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2005
                          ------------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to
                               ------------------------------    ---------------

Commission file number         0-6103
                       ---------------------------------------------------------

                        Watermark Investors Realty Trust
             (Exact name of registrant as specified in the charter)

                            Texas                                 75-1372785
-----------------------------------------------------------  -------------------
               (State or other jurisdiction of                (I.R.S. Employer
                incorporation or organization)               Identification No.)
               100 N. Tryon Street, Suite 5500,                     28202
                  Charlotte, North Carolina
-----------------------------------------------------------  -------------------
           (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  704/343-9334
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
              None                                        None
----------------------------------     -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act

                 Shares of Beneficial Interest, $1.00 par value
                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes     No  X .
                                                  ---    ---

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No  X .
                                                        ---    ---

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
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes     No  X .
                                       ---    ---

     The aggregate market value of the 178,996 shares of Beneficial Interest (voting securities) held by non-affiliates of the Registrant is not ascertainable since no trading market presently exists for such shares.

     As of March 1, 2006, there were 542,413 shares of Beneficial Interest of the Registrant.


                    DOCUMENTS INCORPORATED BY REFERENCE. None


     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report, on Form 10-K, may contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

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

     Among the factors that could cause actual results to differ materially are:

[ ]       general economic conditions, competition and the supply of and demand;

[ ]       interest rate levels and the availability of financing;

[ ] potential environmental liability and other risks associated with the ownership, development and

[ ]       acquisition of our property;

[ ]       greater than anticipated construction or operating costs;

[ ]       inflationary and other general economic trends;

[ ] other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

     Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.   Business.

     Watermark Investors Realty Trust (herein referred to as the "Trust" or "Watermark" or the "Registrant") was originally organized as Ryan Mortgage Investors pursuant to the Texas Real Estate Investment Trust Act under a Declaration of Trust dated October 13, 1971. On March 6, 1984, its name was changed to Arlington Realty Investors pursuant to an Amendment to the Declaration of Trust. On December 5, 1995, the Trust's name was changed to Watermark Investors Realty Trust pursuant to an Amendment to the Declaration of Trust. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for each fiscal year subsequent to December 31, 1971. Although not currently active, the Trust's primary business and only industry segment has been investing in equity interests in real estate and related real estate activities. During March 1995, the Trust formed a wholly owned subsidiary, Watermark Texas 1, Inc., a Maryland corporation, and contributed to such subsidiary its only significant asset consisting of 4.5 acres of unimproved land located on Parker Road in Houston, Harris County, Texas.

Item 1A.  Risk Factors

     You should carefully consider the risks described below.


     Adverse Effect To Property Income And Value Due To General Real Estate Investment Risks

     Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to stockholders will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses.

     Consequently, the income from the properties and their underlying values may be impacted. The financial results of major local employers may have an impact on the cash flow and value of certain of the properties as well.

     Liquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

     Because real estate investments are relatively illiquid, our ability to promptly sell the Parker Road property in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to complete the sale of a property.

     We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lockout provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These lockout provisions would restrict our ability to sell a property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and operating results.

     We anticipate that our working capital reserves and cash flow from operations may not be adequate to cover all of our cash needs and we will have to obtain financing from other sources.

     We anticipate that our working capital reserves will not be adequate to cover all of our cash needs. In order to cover those needs, we may have to obtain financing from other sources. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations. In order to meet the corporate expenses and carrying costs of the Parker Road property, we may have to raise additional funds.

     Risk of Inflation /Deflation

     Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.

     Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

     We have debt obligations which may further reduce our operating performance.

     We have outstanding debt and other liabilities in the aggregate amount of approximately $505,650. In addition, we may incur additional indebtedness in the future. As a result, we are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that interest rates may increase on variable-rate debt and the risk that indebtedness on our properties cannot be refinanced at maturity or that the terms of such refinancing will not be as favorable as the terms of such indebtedness.

     If our internally generated cash is inadequate to repay our indebtedness upon maturity, then we will be required to repay debt through refinancing. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of our property, potentially upon disadvantageous terms, which might result in losses and might adversely affect our cash available for distribution.

     We may be subjected to liability for environmental contamination which might have a material adverse impact on our financial condition and results of operations.

     As an owner and operator of real estate, we may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from our property, as well as for governmental fines and damages for injuries to persons and property. We may be liable without regard to whether we knew of, or were responsible for, the environmental contamination and with respect to properties previously owned by companies we have acquired, whether the contamination occurred before or after the acquisition.

     Our President and affiliates of the Trust own approximately 11% of the shares of Beneficial Interest in the Trust and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

     David S. Givner, our President and Treasurer and other affiliates of the Trust own approximately 11% of the outstanding shares of the Beneficial Interest of the Trust. Accordingly, Mr. Givner and other affiliates of the Trust are able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. Mr. Givner's ownership interest in the Trust may discourage third parties from seeking to acquire control of the Trust which may adversely affect the market price of our shares of Beneficial Interest.

     Our organizational documents contain provisions which may discourage the takeover of our company, may make removal of our management more difficult and may depress our stock price.

     Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. For instance, our charter contains ownership limits and restrictions on transferability of shares of our capital stock in order to protect our status as a REIT. These provisions prevent any one stockholder from owning, actually or constructively, more than 9.9% of the value or number of outstanding shares of our capital stock without our prior consent. In addition, our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change of control or the removal of existing management and, as a result, could prevent our shareholders from receiving a premium for their shares of common stock above the prevailing market prices.

     If we fail to remain qualified as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation, reducing our earnings available for distribution.

     We intend to remain qualified as a REIT under the Internal Revenue Code, which will afford us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our distributions will not be deductible by us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay distributions. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

     Even REITs are subject to federal and state income taxes.

     Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a "prohibited transaction," that income will be subject to a 100% tax. A "prohibited transaction" is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability.

     We may also be subject to state and local taxes on our income or property, either directly or at the level of Watermark Texas 1, our other company through which we indirectly own the Parker Road property. We may not be able to continue to satisfy the REIT requirements, or it may not be in our best interests to continue to do so.

     Loss of Key Personnel Could Harm Our Business.

     Our ability to successfully execute our acquisition and growth strategy depends to a significant degree upon the continued contributions of David S. Givner, our President and Treasurer. There is no guarantee that Mr. Givner will remain employed with us. The loss of the services of Mr. Givner could have a material adverse effect on our results of operations.

Item 2.   Properties.

     As of December 31, 2005, the Trust's only significant asset was its ownership interest in its subsidiary, Watermark Texas 1, Inc., which owns a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. The Board of Trustees currently plans to continue in its efforts to effectuate a sale of the Parker Road property by Watermark Texas 1, Inc. at the first available opportunity, however, as of December 31, 2005, no offers to purchase the Parker Road property have been received by the Board of Trustees. If the Board of Trustees should decide to pursue a sale of the Parker Road property, the proceeds of the sale will most likely be used to pay down the Trust's debts. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, stock transfer services, accounting services and maintenance.

Item 3.   Legal Proceedings.

     As of December 31, 2005, and thereafter through the date of this report, the Trust was not a party, nor was any property or assets of the Trust subject, to any material pending legal proceedings.

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

     No regular dividends on Shares were paid in 2005 or 2004. As of March 29, 2006, 542,413 Shares were held by approximately 300 holders of record.

Item 6.   Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of the Trust. This summary should be read in conjunction with the Notes to Financial Statements included at Item 8.


                                     (dollars in thousands, except per share)
                                         For the Years Ended December 31,
                                   2005      2004      2003      2002      2001
                                   ----      ----      ----      ----      ----

Statement of Operations Data
----------------------------
      Rental Operations, net         $-        $-        $-       $ -        $-
      Real estate sales, net          -         -         -         -         -
             Interest Income          -         -         -         -         -
        Gain on Sale of Land          -         -         -         -         -
         Net earnings (loss)      $(62)     $(60)     $(69)      (44)      (36)
   Earnings (loss) per share     $(.12)    $(.11)    $(.13)    $(.08)    $(.07)
     Distributions per share        $ -        $-        $-        $-       $ -
     Weighted average shares    542,413   542,413   542,413   542,413   542,413
                 outstanding
Balance Sheet Data
------------------
Total assets                         14        21        11         5         6
Shareholders' equity              (492)     (429)     (369)     (300)     (256)
(deficit)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Results of Operations
     ---------------------

     Watermark has had no revenues for the three years ended December 31, 2005. Watermark's sole real property consists of the Parker Road property. In February of 1995, Watermark sold a 4,429 square foot strip of the Parker Road property to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 2003, 2004, or 2005.

     Liquidity and Capital Resources
     -------------------------------

     Management currently plans to cause its subsidiary to sell the Parker Road property at the first available opportunity. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance and maintenance. There are no other known material demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in Watermark's liquidity increasing or decreasing in any material way. However, in order to meet corporate expenses and the carrying costs of the Parker Road property, Watermark will have to raise additional funds possibly by selling or leasing the Parker Road property. There are no material commitments for capital expenditures.

     The following table sets forth certain information regarding Watermark's significant contractual obligations, including payments due by period, as of December 31, 2005:

   Contractual Obligations                  Payments due by period
                                Total       Less        1-3     3-5    More than
                                         than 1 year   years   years    5 years
       Long-Term Debt          290,000                                  290,000
 Capital Lease Obligations
     Operating Leases
    Purchase Obligations
 Other Long-Term Liabilities
Reflected on the Registrant's
  Balance Sheet under GAAP
           Total


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

Item 8.   Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm........................6

Consolidated Balance Sheets as of December 31, 2005 and 2004...................7

Consolidated Statements of Operations for the years ended

December 31, 2005, 2004 and 2003...............................................8

Consolidated Statements of Shareholders' Equity (Deficit)

for the years ended December 31,  2005, 2004 and 2003..........................9

Consolidated Statements of Cash Flows for the years ended

December 31, 2005, 2004 and 2003..............................................10

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Trustees and Shareholders

Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

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

FARMER, FUQUA, & HUFF, P.C.

Plano, Texas
March 29, 2006

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004



                                     ASSETS
                                                             2005          2004
                                                             ----          ----
Real estate                                              $168,588      $168,588
Less allowance for possible losses                       (168,588)     (168,588)
                                                         --------      --------
                                                            ---           ---
Cash                                                       13,907        21,166
                                                         --------      --------
          Total assets                                    $13,907       $21,166
                                                         ========      ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
     Note payable - related party                        $295,000      $270,000
     Accounts payable and accrued liabilities              14,923        14,423
     Accounts payable - related party                       1,030         5,000
     Accrued interest payable - related party             174,549       140,908
     Unclaimed dividends                                   20,174        20,174
                                                         --------      --------
          Total liabilities                               505,676       450,505

Shareholders' Equity (Deficit)
     Preferred shares of beneficial interest;               ---           ---
          $.01 par value; authorized,
          10,000,000 shares; -0- shares
          issued and outstanding at
          December 31, 2005 and 2004
     Common shares of beneficial interest;                196,235       196,235
          $1.00 par value; authorized,
          10,000,000 shares; 542,413 shares
          issued and outstanding at
          December 31, 2005 and 2004
     Additional paid-in capital                            44,205        44,205
     Accumulated deficit                                 (732,209)     (669,779)
                                                         --------      --------
          Total shareholders' equity (deficit)           (491,769)     (429,339)
                                                         --------      --------
          Total liabilities and shareholders'            --------
               equity (deficit)                           $13,907       $21,166
                                                         ========      ========

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2005, 2004 and 2003



                                           2005         2004         2003
                                           ----         ----         ----
Revenues                                 $    ---     $    ---     $    ---
                                         --------     --------     --------
                                              ---          ---          ---
                                         --------     --------     --------
Expenses

          Interest - related party         33,641       28,757       25,173
          Property expenses                 8,392        4,402        3,592
          Legal and professional           20,397       26,976       40,504
                                           ------       ------       ------
               Total expenses              62,430       60,135       69,269
                                           ------       ------       ------

NET LOSS                                 $(62,430)    $(60,135)    $(69,269)
                                         ========     ========     ========
Loss per share                           $   (.12)    $   (.11)    $   (.13)
                                         ========     ========     ========
Distributions per share                  $    ---     $    ---     $    ---
                                         ========     ========     ========
Weighted average shares of beneficial     542,413      542,413      542,413
     interest used in computing loss     ========     ========     ========
     per share


        The accompanying notes are an integral part of these statements.

                WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2005, 2004 and 2003



                                 Shares of  Additional  Accumulated       Total
                                Beneficial     Paid-in      Deficit
                                  Interest     Capital

Balance at January 1, 2003      $  196,235  $   44,205  $  (540,375)  $(299,935)
                                ==========  ==========  ===========   =========
     Net loss for the year             ---         ---  $   (69,269)  $ (69,269)
                                ----------  ----------  -----------   ---------
Balance at December 31, 2003    $  196,235  $   44,205  $  (609,644)  $(369,204)
                                ==========  ==========  ===========   =========
     Net loss for the year             ---         ---  $   (60,135)  $ (60,135)
                                ----------  ----------  -----------   ---------
Balance at December 31, 2004    $  196,235  $   44,205  $  (669,779)  $(429,339)
                                ==========  ==========  ===========   =========
     Net loss for the year             ---         ---  $   (62,430)  $ (62,430)
                                ----------  ----------  -----------   ---------
Balance at December 31, 2005    $  196,235  $   44,205  $  (732,209)  $(491,769)
                                ==========  ==========  ===========   =========


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2005, 2004 and 2003



                                                                          2005               2004                2003
                                                                          ----               ----                ----
Cash flows from operating activities
   Net loss                                                               $(62,430)         $ (60,135)          $ (69,269)
      Adjustments to reconcile net loss to net cash used for
      operating activities
                                                                              ---                ---                 ---
      Increase in accounts payable and accrued liabilities                  30,171             25,763              30,167
                                                                            ------             ------              ------
   Net cash used for operating activities                                  (32,259)           (34,372)            (39,102)
Cash flows from financing activities
   Proceeds from
   loans                                                                    25,000             45,000              44,900
                                                                            ------             ------              ------


Net cash provided by financing activities                                   25,000            $45,000             $44,900
Increase (decrease) in cash                                                 (7,259)            10,628               5,798
Cash at beginning of year                                                   21,166             10,538               4,740
                                                                            ------             ------               -----
Cash at end of year                                                        $13,907            $21,166             $10,538
                                                                           =======            =======             =======
Supplemental cash flow information
   Cash paid for interest                                                $   ---            $   ---             $    ---
                                                                         ---------          ---------           ---------
   Cash paid for taxes                                                   $   ---            $   ---             $    ---
                                                                         ---------          ---------           ---------

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------

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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2005, 2004 and 2003

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

Legal and Other Expenses
------------------------

Legal and other expenses incurred for 2005, 2004 and 2003 include legal expenses of approximately $9,000, $14,000 and $27,000 respectively.

Income Taxes
------------

Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 2005, 2004 or 2003, due to net operating losses.

NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

Watermark operated under a Plan of Complete Liquidation and Termination approved by the shareholders in 1985 until June 30, 1994.

NOTE 3 - REAL ESTATE

At December 31, 2005 and 2004, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.5 acres located on Parker Road in Houston, Harris County, Texas. During 1992, a provision was made to reduce the Parker Road land to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, the Trust formed a wholly owned subsidiary and contributed the Parker Road property to such subsidiary. At December 31, 2005 and 2004, the Trust's only significant asset was its ownership interest in such subsidiary. This real estate is held for sale.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

                                                              2005        2004
                                                            --------    --------
Note payable to Abbestate Holding, Inc., a related party    $295,000    $270,000
that has a common shareholder with Watermark, with an       ========    ========
interest rate of 12%, uncollateralized, with interest and principal due December 31, 2020.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2005, 2004 and 2003



NOTE 5 - FEDERAL INCOME TAXES

No Federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 2005 net operating loss carryforwards of approximately $835,000 were available for tax purposes which, if not utilized, will expire at various dates through 2025. Any deferred tax asset that would be associated with the net operating loss carryforward has been reduced to $-0- due to recurring net losses, no factors indicating that the trend of net losses will reverse and the fact that if the trend did reverse, the net income from a REIT is not taxable as long as specific REIT requirements have been met.

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

NOTE 7 - FINANCIAL INSTRUMENTS

The estimated fair values of Watermark's financial instruments at December 31, 2005 and 2004 follow:



                                         2005                       2004
                                         ----                       ----
                                Carrying          Fair     Carrying         Fair
                                  Amount         value       Amount        value
                                --------         -----     --------        -----

Cash                            $ 13,907      $ 13,907     $ 21,166     $ 21,166
Note payable-related party       295,000       295,000      270,000      270,000

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

NOTE 9 - QUARTERLY DATA (UNAUDITED)

The table below reflects the Watermark's selected quarterly information for the years ended December 31, 2005 and 2004.

                                                                     Year ended December 31, 2005
                                                    ---------------------------------------------------------------
                                                        First           Second           Third          Fourth
                                                       Quarter          Quarter         Quarter        Quarter
                                                       -------          -------         -------        -------
Revenue                                             $    ---          $    ---        $    ---         $   ---
Operating expenses                                      12,392          16,275          20,519          13,244

Net (loss) attributable to Common shares               (12,392)        (16,275)        (20,519)        (13,244)

Earnings (loss) per share:
  Net (loss) applicable to Common shares                (.02)            (.03)           (.04)          (.03)

                                                                     Year ended December 31, 2004
                                                    ---------------------------------------------------------------
                                                        First           Second           Third          Fourth
                                                       Quarter          Quarter         Quarter        Quarter
                                                       -------          -------         -------        -------

Revenue                                             $    ---          $    ---        $    ---         $   ---
Operating expenses                                      7,907           25,282          13,076          13,870

Net (loss) attributable to Common shares               (7,907)         (25,282)        (13,076)        (13,870)

Earnings (loss) per share:
  Net (loss) applicable to Common shares                (.01)            (.05)           (.02)          (.03)


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

                                                                    SCHEDULE III


                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                        December 31, 2005, 2004 and 2003

       Description          Initial        Cost        Gross Amount    Valuation     Accumulated      Date     Depreciable
       -----------          Cost to     Capitalized      at which      Allowance    Depreciation    Acquired   Life (years)
                           Watermark    Subsequent      Carried at     ---------    ------------    --------   ------------
                                            to         December 31,
                                        Acquisition        2005
                                        -----------    ------------
 Undeveloped                $162,729      $5,859         $168,588      $(168,588)        ---        Various        ---
 land Houston, TX           ========      ======         ========      ==========   ============


A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 2005 is as follows:

REAL ESTATE                                   2005           2004          2003
-----------                                   ----           ----          ----
Balance at beginning of year              $168,588       $168,588      $168,588
Sales                                          ---            ---           ---
Foreclosure additions                          ---            ---           ---
Improvements                                   ---            ---           ---
                                          --------       --------      --------
Balance at end of year                    $168,588       $168,588      $168,588
                                          ========       ========      ========
ACCUMULATED DEPRECIATION
------------------------
Balance at beginning of year              $    ---       $    ---      $    ---
Sales                                          ---            ---           ---
Depreciation                                   ---            ---           ---
                                          --------       --------      --------
Balance at end of year                    $    ---       $    ---      $    ---
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

Inherent Limitations on Effectiveness of Controls
--------------------------------------------------

Watermark's management, including the President, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     Meetings and Committees of Trustees
     -----------------------------------

The business affairs of the Trust are managed by, or under the direction of, the Board of Trustees. During the fiscal year ended December 31, 2005, the Board of Trustees held no formal meetings and no matters were handled by unanimous written consent. Since Watermark is currently inactive (please see discussion in Items 1 and 2 above), the Board of Trustees has determined that there is no need for Watermark to have a standing audit, nominating or compensation committee, and thus no such committees are in existence.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934
     --------------------------------------------------------------------

Under the securities laws of the United States, the Trust's trustees, executive officers, and any persons holding more than ten percent of the Trust's Shares are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established under applicable law and the Trust is required to report any failure to file by these dates during 2005. To the best knowledge of the current officers of the Trust, all of these filing requirements were satisfied by its trustees and executive officers and ten percent holders.

     Code of Ethics
     --------------

Since, as discussed above, Watermark is currently inactive, and thus its directors and officers are not presently conducting ongoing operations for Watermark. As a result, Watermark has not adopted a code of ethics.

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

     Material Changes to Procedures for Board of Trustees Nominations
     ----------------------------------------------------------------

During the fiscal year ending December 31, 2005, there were no material changes to the procedures by which shareholders may recommend nominees to Watermark's Board of Trustees.

Item 11.  Executive Compensation.

Neither the trustees nor the officers of the Trust received salaries or other cash compensation from the Trust for acting in such capacities during the year ended December 31, 2005. The Trust has no retirement, annuity or pension plans covering its trustees or officers. Based upon the Trust's current operations, the Board of Trustees does not believe compensation will be paid or given in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Security Ownership of Certain Beneficial Owner

According to the Share transfer records of the Trust and other information available to the Trust, the following persons were known to be the beneficial owners, as of March 15, 2006, of more than five percent (5%) of the outstanding Shares of the Trust:

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

(1)  Based on 542,413 Shares outstanding on March 15, 2006.

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

     Security Ownership of Management
     --------------------------------

     According to the Share transfer records of the Trust and other information available to the Trust, as of March 15, 2006, the current trustees and executive officers of the trust beneficially owned the following Shares:

  Name and Offices of Beneficial                Amount of
               Owner                       Beneficial Ownership           Percent of Class(1)
  -------------------------------          --------------------           ----------------
   David S. Givner, Trustee,(3)                 59,665(2)                       11.0(2)
      President and Treasurer
    Simon Mizrachi, Trustee(4)                  59,665(2)                       11.0(2)
  Michael S. Verruto, Trustee,(5)               59,665(2)                       11.0(2)
   Vice President and Secretary

    All trustees and executive                  178,995(2)                      33.0(2)
        officers as a group


(1)  Based on 542,413 Shares outstanding on March 15, 2006.

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

Item 13.  Certain Relationships and Related Transactions.

     Since December 5, 1995, HPI Management, LP, a North Carolina limited partnership, has provided administrative and accounting services to the Trust under the supervision of the Trust's officers, two of whom are also officers HPI Management, LP. HPI Management, LP has not been compensated by the Trust for any services rendered to the Trust until

January 2001, when HPI Management, LP began charging the Trust $1,000 per year for administrative and accounting services. This amount has been accrued and is shown on the face of the balance sheet as A/P- related party.

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

               2005                                2004

              $4,250                              $4,250


     Audit-Related Fees
     ------------------

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Watermark's principal accountant that are reasonably related to the performance of the audit or review of Watermark's financial statements are as follows:

               2005                                2004

                $0                                  $0


     Tax Fees
     --------

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Watermark's principal accountant for tax compliance, tax advice, and tax planning are as follows:

                                                      2005                 2004

Preparation of Federal Income Tax Return              $750                $2,350


     All Other Fees
     --------------

     All other aggregate fees billed in each of the last two fiscal years for products and services provided by Watermark's principal accountant are as follows:

               2005                                2004

                $0                                  $0


Since Watermark does not have an audit committee, there are no audit committee pre-approval policies and procedures in existence.

                                     PART IV


Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.



(a)  The following documents are filed as part of this report:

     1.   Consolidated Financial Statements:

               Balance Sheets as of December 31, 2005 and 2004.

               Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

               Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003.

               Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

          Exhibit
          Number    Description
          ------    -----------

          3.1 Declaration of Trust, as amended (Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 1995).

          3.2       By-laws, as amended (Incorporated by reference to Exhibit
                    3.1 to Registrant's Form 10-K for the year ended December 31, 1995).

          10.1 Contract of Sale and Purchase of Real Property, by and between Watermark Texas One, Inc. and The Peterson Group, Inc., dated as of October 16, 2003 (incorporated by reference to Exhibit 10.1 of Watermark's Form 10-Q for the quarterly period ended September 30, 2003, filed on November 14, 2003).

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 29th day of March, 2006.

                                         WATERMARK INVESTORS REALTY TRUST




                                         By:      /s/ David S. Givner
                                            -----------------------------
                                         David S. Givner
                                         Trustee, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Signature                           Title                             Date

/s/ David S. Givner              Trustee, President and Treasurer               March 29, 2006
-------------------
David S. Givner                  (Principal Executive Officer and
                                 Principal Financial and Accounting
                                 Officer)

/s/ Michael S. Verruto           Trustee, Vice President and Secretary          March 29, 2006
----------------------
Michael S. Verruto