Form 10-Q
period 2006-03-31
WATERMARK INVESTORS REALTY TRUST
filed 2006-05-15
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2006

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

          As of March 31, 2006, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
       FOR THE THREE AND THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                2006                2005
                                                        -----------------------------------------
Revenues                                                         0                   0
                                                        -----------------------------------------
Property expense                                                 $0                $2,903
Professional fees                                              5,726               1,500
Interest expense                                               8,729               7,989

                                                        -----------------------------------------
Total expense                                                  14,455              12,392
                                                        -----------------------------------------
Net earnings (loss)                                          $ (14,455)          $ (12,392)
                                                        =========================================

Earnings (loss) per share of beneficial interest              $ (.03)             $ (.02)
                                                        =========================================
Shares of beneficial interest used in computing per           542,413             542,413
share amounts
                                                        =========================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,                 DECEMBER 31,
                                                                       2006                       2005
                                                            --------------------------------------------------------
                                                                     (Unaudited)
 ASSETS
          Real estate                                               $168,588                    $168,588
          Less allowance for                                        (168,588)                   (168,588)
          estimated losses
          Cash                                                         7,681                      13,907
 TOTAL ASSETS                                                         $7,681                    $ 13,907
                                                            ========================================================

 LIABILITIES AND SHAREHOLDERS' DEFICIT
 LIABILITIES
          Note payable-related party                                $295,000                    $295,000
          Accrued liabilities                                         14,423                      14,923
          Accounts payable - related party                             1,030                       1,030
          Accrued interest payable - related party                   183,278                     174,549
          Unclaimed dividends                                         20,174                      20,174
                                                            --------------------------------------------------------
                                                                     513,905                     505,676
                                                            --------------------------------------------------------
 SHAREHOLDERS' DEFICIT
 Common shares of beneficial interest, $1.00 par value,
 authorized 10,000,000 shares with 542,413 issued and                196,235                     196,235
 outstanding
          Additional paid-in capital                                  44,205                      44,205
          Accumulated deficit                                       (746,664)                   (732,209)
                                                            --------------------------------------------------------
                                                                    (506,224)                   (491,769)
                                                            --------------------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $7,681                    $ 13,907
                                                            ========================================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        2006                         2005
                                                               -----------------------------------------------------
                                                                                   (unaudited)
 Cash flow from operating activities:                                $(14,455)                 $ (12,392)
     Net earnings (loss)
 Adjustment to reconcile net cash
 provided by (used in) operating activities
          Net change in accrued liabilities                             8,229                      7,989
                                                               -----------------------------------------------------

 Net cash used in operations                                           (6,226)                    (4,403)
                                                               -----------------------------------------------------
 Increase (decrease) in cash                                           (6,226)                    (4,403)
 Cash
          At beginning of period                                       13,907                     21,166
                                                               -----------------------------------------------------
          At end of period                                             $7,681                   $ 16,763
                                                               =====================================================










The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2006

Note A -  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to the Annual Report on Form 10-K for Watermark Investors Realty Trust ("Watermark" or the "Trust") for the year ended December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

Results of Operations
---------------------

          Watermark had no revenues for the three months ended March 31, 2006 or 2005.

Liquidity and Capital Resources
-------------------------------

          On August 29, 2003, the Trustees voted to sell its sole parcel of real property, the Parker Road property, and a sale agreement was executed on October 16, 2003 between Watermark Texas 1, Inc., a subsidiary of Watermark, and The Peterson Group, Inc. for $510,000. The sales contract was filed with Watermark's Quarterly Report on Form 10-Q for the period ended September 30, 2003, and is incorporated herein by reference. The sale was not consummated.

          Management currently plans to continue in its efforts to effectuate the sale of the Parker Road property by Watermark Texas 1, Inc. at the first available opportunity. As of March 31, 2006, the Board has not received any offers to purchase the property. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, stock transfer services, accounting services and maintenance. Any proceeds from sale of the Parker Road property will most likely be used to pay down Watermark's debts.

          There are no other known material demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in Watermark's liquidity increasing or decreasing in any material way. However, in order to meet corporate expenses and the carrying costs of the Parker Road property, Watermark will have to raise additional funds by possibly selling or leasing the Parker Road property. There are no material commitments for capital expenditures.

          As of March 31, 2006, existing liabilities exceeded available cash by $506,224.

Balance Sheet Changes.
---------------------

          Assets decreased by $6,226 for the three months ended March 31, 2006. Accrued liabilities increased by $8,229 for the three months ended March 31, 2006. Accrued interest increased by $8,729 for the quarter.

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

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 10th day of May, 2006.

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


          Signature                      Title                          Date

/s/ David S. Givner         Trustee, President and Treasurer        May 10, 2006
-------------------         (Principal Executive Officer and
David S. Givner             Principal Financial and Accounting
                            Officer)


/s/ Michael S. Verruto      Trustee, Vice President and Secretary   May 10, 2006
----------------------
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