Form 10-Q
period 2006-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2006-08-11
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  June 30, 2006

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

        As of June 30, 2006, there were outstanding 542,413 shares of beneficial interest of the registrant.

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated financial statements have not been audited by independent accountants, but in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows at the dates and for the periods indicated have been included.

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005


                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                    JUNE 30,                               JUNE 30,
                            2006                2005               2006               2005
Revenues                      0                  0                   0                  0

Property expense           $1,696              $1,697             $1,696             $4,600
Professional fees          14,197              6,500              19,923              8,000
Interest expense            9,261              8,078              17,990             16,067

Total expense              25,154              16,275             39,609             28,667
Net earnings (loss)       ($25,154)          ($16,275)           ($39,609)          ($28,667)

Earnings (loss) per        ($0.05)            ($0.03)             ($0.07)            ($0.05)
share of beneficial
interest
Shares of                  542,413            542,413             542,413            542,413
beneficial interest
used in computing
per share amounts


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,            DECEMBER 31,
                                                          2006                  2005
                                                 ----------------------------------------------
                                                         (Unaudited)
 ASSETS
         Real estate                                    $168,588              $168,588
         Less allowance for                            (168,588)              (168,588)
         estimated losses
         Cash                                            16,788                13,907
 TOTAL ASSETS                                           $16,788               $ 13,907
                                                 ==============================================

 LIABILITIES AND SHAREHOLDERS' DEFICIT
 LIABILITIES
         Note payable-related party                     $320,000              $295,000
         Accrued liabilities                             14,423                14,923
         Accounts payable - related party                1,030                  1,030
         Accrued interest payable - related             192,539                174,549
 party
         Unclaimed dividends                             20,174                20,174
                                                 ----------------------------------------------
                                                        548,166                505,676
                                                 ----------------------------------------------
 SHAREHOLDERS' DEFICIT
 Common shares of beneficial interest, $1.00 par
 value, authorized 10,000,000 shares with               196,235                196,235
 542,413 issued and outstanding
         Additional paid-in capital                      44,205                44,205
         Accumulated deficit                           (771,818)              (732,209)
                                                 ----------------------------------------------
                                                       (531,378)              (491,769)
                                                 ----------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $16,788               $ 13,907
                                                 ==============================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           2006                    2005
                                                    -------------------------------------------
                                                                   (unaudited)
 Cash flow from operating activities:                   $ (39,609)           $ (28,667)
     Net earnings (loss)
 Adjustment to reconcile net cash
 provided by (used in) operating activities
         Net change in accrued liabilities                42,490               16,367
                                                    -------------------------------------------

 Net cash provided by (used in) operations                2,881               (12,300)
                                                    -------------------------------------------
 Increase (decrease) in cash                              2,881               (12,300)
 Cash
         At beginning of period                           13,907               21,166
                                                    -------------------------------------------
         At end of period                                $16,788              $ 8,866
                                                    ===========================================








The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2006

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

          Watermark had no revenues for the three months ended June 30, 2006 or 2005. Expenses and net loss for three and six months ended June 30, 2006 increased as compared to three and six months ended June 30, 2005 due primarily to timing of legal and professional fees.

Liquidity and Capital Resources
-------------------------------

          On August 29, 2003, the Trustees voted to sell Watermark's sole parcel of real property, the Parker Road property, and a sale agreement was executed on October 16, 2003 between Watermark Texas 1, Inc., a subsidiary of Watermark, and The Peterson Group, Inc. for $510,000. The sales contract was filed with Watermark's Quarterly Report on Form 10-Q for the period ended September 30, 2003, and is incorporated herein by reference. The sale was not consummated.

          Management currently plans to continue in its efforts to effectuate the sale of the Parker Road property by Watermark Texas 1, Inc. at the first available opportunity. As of June 30, 2006, the Board was engaged in discussions with unrelated parties regarding the purchase of the Parker Road property but had not yet received any offer for purchase. The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, stock transfer services, accounting services and maintenance. Any proceeds from sale of the Parker Road property will most likely be used to pay down Watermark's debts.

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

          As of June 30, 2006, existing liabilities exceeded available cash by $531,378.


Balance Sheet Changes.
----------------------

          Assets increased by $9,107 for the three months ended June 30, 2006. Total liabilities increased by $34,261 for the three months ended June 30, 2006. Accrued interest increased by $9,261 for the quarter.

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

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 11th day of August, 2006.

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


        Signature                     Title                          Date

/s/ David S. Givner        Trustee, President and Treasurer      August 11, 2006
-------------------        (Principal Executive Officer and
David S. Givner            Principal Financial and Accounting
                           Officer)


/s/ Michael S. Verruto     Trustee, Vice
------------------------   President and Secretary               August 11, 2006
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