Form 10-Q
period 2006-09-30
WATERMARK INVESTORS REALTY TRUST
filed 2006-11-13
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2006

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

     As of November 1, 2006, there were outstanding 542,413 shares of beneficial interest of the registrant.

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                   2006        2005         2006        2005
                                -----------------------------------------------
Revenues                            $0           $0          $0         $0
                                -----------------------------------------------

Property expense                  $1,847       $1,396      $3,543     $5,996
Professional fees                 $3,756      $10,472     $23,679    $18,472
Interest expense                  $9,835       $8,651     $27,825    $24,718

                                -----------------------------------------------
Total expense                     $15,438     $20,519     $55,047    $49,186
                                -----------------------------------------------
Net earnings (loss)             $ (15,438)   $ (20,519)  $ (55,047) $ (49,186)
                                ===============================================

Earnings (loss) per share        $ (0.03)     $ (.04)     $ (0.10)   $ (.09)
of beneficial interest
                                ===============================================
Shares of beneficial interest     542,413     542,413     542,413    542,413
used in computing per share amount
                                ===============================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2006              2005
                                                -------------------------------
                                                 (Unaudited)
 ASSETS
    Real estate                                    $168,588           $168,588
    Less allowance for                            $(168,588)         $(168,588)
    estimated losses
    Cash                                            $11,905            $13,907
    Prepaid legal fees                              $25,000               -
                                                -------------------------------
 TOTAL ASSETS                                       $36,905            $13,907
                                                ===============================

 LIABILITIES AND SHAREHOLDERS' DEFICIT

 LIABILITIES

    Note payable-related party                     $345,000           $295,000
    Accrued liabilities                             $14,423            $14,923
    Accounts payable - related party                 $1,750             $1,030
    Accrued interest payable - related party       $202,374           $174,549
    Unclaimed dividends                             $20,174            $20,174
                                                -------------------------------
                                                   $583,721           $505,676
                                                -------------------------------
 SHAREHOLDERS' DEFICIT
 Common shares of beneficial interest,
 $1.00 par value, authorized 10,000,000             196,235           196,235
 shares with 542,413 issued and outstanding
    Additional paid-in capital                       44,205            44,205

    Accumulated deficit                            (787,256)         (732,209)
                                                  ----------------------------
                                                   (546,816)         (491,769)
                                                  ----------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $36,905           $13,907
                                                  ============================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      2006              2005
                                                -------------------------------
                                                            (unaudited)
 Cash flow from operating activities:              $(55,047)         $(49,186)
     Net earnings (loss)
 Adjustment to reconcile net cash
 provided by (used in) operating activities
          Net change in prepaid legal fees         $(25,000)             -
          Net change in accrued liabilities         $28,045           $24,748
                                                -------------------------------

 Net cash used in operations                       $(52,002)         $(24,438)
                                                -------------------------------
 Cash Flow from financing activities:
                Proceeds from notes payable         $50,000           $25,000
                                                -------------------------------
 Net Cash provided by financing activities          $50,000           $25,000
 Increase (decrease) in cash                        $(2,002)           $(562)
 Cash
          At beginning of period                    $13,907           $21,166
                                                -------------------------------
          At end of period                          $11,905          $ 21,728
                                                ===============================





The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2006

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 15 to the Annual Report on Form 10-K for Watermark Investors Realty Trust ("Watermark" or the "Trust") for the year ended December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Watermark had no revenues for the nine months ended September 30, 2006 or 2005.

Liquidity and Capital Resources
-------------------------------

     Watermark's only significant asset as of September 30, 2006 is its ownership interest in its subsidiary, Watermark Texas 1, Inc., a Maryland corporation, which owns a parcel of unimproved land consisting of approximately
4.5 acres located on Parker Road in Houston, Harris County, Texas, known as the "Parker Road Property." Since 2002, the Board of Directors of Watermark has sought to sell the Parker Road Property and currently plans to continue in its efforts to effectuate a sale of the Parker Road Property by Watermark Texas 1, Inc. at the first available opportunity. If the Board of Directors should decide to effectuate a sale of the Parker Road Property, the proceeds of the sale will be used to pay down the Watermark's debts. The anticipated carrying costs associated with the Parker Road Property are currently limited to property taxes, insurance and maintenance. Watermark did not have any rental operations for the nine months ended September 30, 2006 or 2005.

     There are no other known material demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in Watermark's liquidity increasing or decreasing in any material way. However, in order to meet corporate expenses and the carrying costs of the Parker Road property, Watermark will have to generate additional funds, possibly by selling or leasing the Parker Road Property. There are no material commitments for capital expenditures.

     As of September 30, 2006, existing liabilities exceeded available cash by $517,816.

Balance Sheet Changes.
----------------------

     Assets increased by $20,117 for the quarter. Accrued liabilities increased by $35,555 for the quarter. Assets increased by $22,998 for the nine months ended September 30, 2006. Liabilities increased by $78,045 for the nine months ended September 30, 2006. Accrued interest increased by $9,835 for the quarter.

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


     You should not place undue reliance on our forward-looking statements because the matters they describe speak only as of the date of this quarterly report and are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Many relevant risks are described under the caption "Risk Factors" on page 8 as well as throughout this quarterly report and you should consider these important cautionary factors as you read this document.


     Our actual results, performance or achievements may differ materially from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements. Among the factors that could cause such a difference are:

     o    uncertainties relating to the Parker Road Property;

     o    uncertainties relating to our operations;

     o uncertainties relating to domestic and international economic and political conditions;

     o uncertainties regarding the impact of regulations, changes in government policy and industry competition; and

     o other risks detailed from time to time in our reports filed with the SEC.


     The cautionary statements contained or referred to in this quarterly report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Except for our ongoing obligations to disclose certain information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this proxy statement or to reflect the occurrence of unanticipated events.


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     To Watermark's knowledge, there are no material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our properties or assets is subject.

ITEM 1A. RISK FACTORS

     You should carefully consider all of the information including in this quarterly report, including the matters addressed in "Cautionary Notes Regarding Forward-Looking Statements" beginning on page 6 . In addition, you should carefully consider the following risk factors consideration by us, based on the information available to us, to be material to Watermark.


     We have no operating assets or revenues and our continuation as a going concern is dependent upon our ability to raise additional capital from third parties.

     We have no operating assets or revenues and our continuation as a going concern is dependent upon our ability to raise additional capital from third parties. We currently have a note payable to Abbestate Holdings, Inc., a related party that has a common shareholder with the Trust, with an interest rate of 12%. We anticipate that Abbestate Holdings will continue to provide us with financial support, however, there can be no assurances that Abbestate Holdings will continue to provide this financial support or that we will be successful in raising additional capital from other sources. Further, there can be no assurance, assuming we successfully obtain additional financial support, that we will achieve profitability or positive cash flow.

     We expect to incur increasingly significant costs in connection with Sarbanes-Oxley compliance and we may become subject to liability for any failure to comply.


     The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. We expect that our efforts to comply with the Sarbanes-Oxley Act and applicable laws and regulations will continue to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions.


     While we are not aware of any material non-compliance with the Sarbanes-Oxley Act and related laws and regulations, we were formed prior to the enactment of these new corporate governance standards and as a result we did not have all necessary procedures and policies in place at the time of their enactment. Any failure to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of distributions under the plan of liquidation.


     We have not paid distributions to our shareholders in recent years, and, since our cash flow is not assured, we do not anticipate being able to pay distributions in the future.


     Due to our net operating losses, no distributions were made to our shareholders during the nine months ended September 30, 2006 or 2005. Given our lack of business operations and our current financial situation, we do not anticipate being able to pay distributions to our shareholders in the future.


     Due to the risks involved in the ownership of real estate, there is no guarantee of any return on your investment and you may lose some or all of your investment.


     By owning our common shares of beneficial interest, our shareholders will be subjected to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of your investment in us is subject to risks related to the ownership and operation of real estate, including:

     o    changes in the general economic climate;

     o changes in local conditions such as an oversupply or reduction in demand for real estate;

     o    changes in interest rates and the availability of financing; and

     o changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.


If our assets decrease in value, the value of your investment will likewise decrease and you could lose some or all of your investment.


     Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.


     Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. We cannot provide assurance that it will be able to dispose of our property when we want or need to. Consequently, the sale price for any property that we may now, or in the future, own may not recoup or exceed the amount of our investment.


     Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.


     Our portfolio lacks geographic diversity, as we own a single property located in Houston, Texas. This geographic concentration of our investment exposes us to economic downturns in that region. A recession in that area of the state could further adversely affect our ability to generate operating revenues or dispose of property.


     Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.


     We endeavor to maintain comprehensive insurance on the Parker Road Property in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property or properties. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in applicable laws, regulations and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.


     There is currently no public market for our common shares. Therefore, it will likely be difficult for you to sell your shares and, if you are able to sell your shares, you may do so at a substantial discount from the price you paid.


     There currently is no public market for our common shares of beneficial interest. It may be difficult for you to sell your shares promptly or at all. If you are able to sell your common shares of beneficial interest, you may only be able to do so at a substantial discount from the price you paid.


     Our board of trustees may alter our investment policies at any time without shareholder approval.


     Our board of trustees may alter our investment policies at any time without shareholder approval. Changes to these policies may adversely affect our financial performance and our ability to maintain or pay distributions.

     We may be harmed by changes in tax laws applicable to REITs, or the reduced 15% tax rate on certain corporate dividends.


     Changes to the laws and regulations affecting us, including changes to securities laws and changes to the Internal Revenue Code applicable to the taxation of REITs may harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our shareholders, potentially with retroactive effect.


     Generally, distributions paid by REITs are not eligible for the 15% U.S. federal income tax rate on certain corporate dividends, with certain exceptions. The more favorable treatment of regular corporate dividends could cause domestic non-corporate investors to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether the reduced 15% tax rate on certain corporate dividends will affect the value of our common stock or what the effect will be.


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


     We have outstanding debt and other liabilities in the aggregate amount of approximately $583,700. In addition, we may incur additional indebtedness in the future. As a result, we are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that interest rates may increase on variable-rate debt and the risk that indebtedness on our properties cannot be refinanced at maturity or that the terms of such refinancing will not be as favorable as the terms of such indebtedness.


     If our internally generated cash is inadequate to repay our indebtedness upon maturity, then we will be required to repay debt through refinancing. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of our property, potentially upon disadvantageous terms, which might result in losses.


     Our President and his affiliates beneficially own approximately 11% of our common shares of beneficial interest and exercise significant control over our company which could delay, defer or prevent us from taking actions that would be beneficial to our other shareholders.


     David S. Givner, our President and Treasurer and his affiliates beneficially own approximately 11% of our outstanding common shares of the beneficial interest. Accordingly, Mr. Givner is able to exercise significant control over the outcome of substantially all matters required to be submitted to our shareholders for approval, including decisions relating to the election of our board of trustees and the determination of our day-to-day corporate and management policies. Mr. Givner's ownership interest in the Trust may discourage third parties from seeking to acquire control of the Trust which may adversely affect the fair market value of our common shares of beneficial interest.


     Loss of Key Personnel Could Harm Our Business.


     Our ability to successfully manage our business depends to a significant degree upon the continued contributions of David S. Givner, our President and Treasurer. There is no guarantee that Mr. Givner will remain employed with us. The loss of the services of Mr. Givner could have a material adverse effect on our results of operations.

     Our declaration of trust contains certain provisions which may discourage acquisition of our common shares.


     Our declaration of trust contains certain provisions that may have anti-takeover effects and inhibit an acquisition of our common shares of beneficial interest. For instance, our declaration of trust contains limits and restrictions on transferability of our common shares of beneficial interest in order to project our status as a REIT. In addition, in the event our trustees believe, in good faith, that direct or indirect ownership of our common shares have or may become concentrated to an extent that is contrary to the requirements of the Internal Revenue Code, then our trustees have the power to redeem those shares in order to maintain our REIT status. These provisions may have an effect of preventing, or delaying, an acquisition of our common shares of beneficial interest.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

ITEM 5.  OTHER INFORMATION

     (a) None.

     (b) There have been no material changes to the procedures by which shareholders may recommend nominees to Watermark's board of trustees.

ITEM 6.  EXHIBITS

         (a)  Exhibits

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

                        WATERMARK INVESTORS REALTY TRUST


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 13th day of November, 2006.

                                      WATERMARK INVESTORS REALTY TRUST




                                     By:   /s/ David S. Givner
                                          --------------------------------------
                                          David S. Givner
                                          Trustee, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         Signature                   Title                          Date

/s/ David S. Givner       Trustee, President and Treasurer   November 13, 2006
-------------------       (Principal Executive Officer
David S. Givner           and Principal Financial
                          and Accounting Officer)


/s/ Michael S. Verruto    Trustee, Vice President            November 13, 2006
----------------------    and Secretary
Michael S. Verruto

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