Form 10-K
period 2006-12-31
WATERMARK INVESTORS REALTY TRUST
filed 2007-03-27
CIK 85942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2006
                          -----------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________________

Commission file number         0-6103
                       -----------------------------------------------------

                        Watermark Investors Realty Trust
             (Exact name of registrant as specified in the charter)

                  Texas                                75-1372785
------------------------------------------        ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)
     100 N. Tryon Street, Suite 5500,
        Charlotte, North Carolina                        28202
------------------------------------------        ----------------------
 (Address of principal executive offices)               (Zip Code)
Registrant's telephone number, including area code  704/343-9334
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class          Name of each exchange on which registered
         None                                     None
-------------------------       -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act

                 Shares of Beneficial Interest, $1.00 par value
                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X .
                                                        --

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   __  No   X .
              --

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                             --

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

     Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X .
                                            ---

     The aggregate  market value of the 542,413  shares of  beneficial  interest
(voting   securities)   held  by   non-affiliates   of  the  Registrant  is  not
ascertainable since no trading market presently exists for such shares.

     As of March 26, 2007, there were 542,413 common shares of beneficial interest of the Registrant.

                        WATERMARK INVESTORS REALTY TRUST

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----
                                     Part I

Item 1.     Business.........................................................2
Item 1A.    Risk Factors.....................................................2
Item 1B.    Unresolved Staff Comments........................................5
Item 2.     Properties ......................................................5
Item 3.     Legal Proceedings ...............................................5
Item 4.     Submission of Matters to a Vote of Security Holders .............5

                                     Part II

Item 5.     Market For Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities................6
Item 6.     Selected Financial Data .........................................6
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations .......................................7
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk ......7
Item 8.     Financial Statements and Supplementary Data .....................8
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................8
Item 9A.    Controls and Procedures .........................................8
Item 9B.    Other information ...............................................9

                                    Part III

Item 10.    Directors, Executive Officers and Corporate Governance ..........9
Item 11.    Executive Compensation .........................................11
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.................................11
Item 13.    Certain Relationships and Related Transactions,
            and Director Independence ......................................13
Item 14.    Principal Accountant Fees and Services .........................14

                               Part IV

Item 15.    Exhibits and Financial Statement Schedules .....................14
            Signatures .....................................................16

                           FORWARD LOOKING INFORMATION

     Certain matters discussed in this Annual Report on Form 10-K contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." These forward-looking statements are based on current expectations and are not guarantees of future performance.

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

     You should not place undue reliance on our forward-looking statements because the matters they describe speak only as of the date of this annual report and are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Many relevant risks are described under the caption "Risk Factors" on page 2 as well as throughout this annual report and you should consider these important cautionary factors as you read this document.

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

     The cautionary statements contained or referred to in this annual report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Except for our ongoing obligations to disclose certain information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.  Business.

     Watermark Investors Realty Trust, referred to in this annual report as "Watermark," was originally organized as Ryan Mortgage Investors pursuant to the Texas Real Estate Investment Trust Act under a Declaration of Trust dated October 13, 1971. On March 6, 1984, its name was changed to Arlington Realty Investors pursuant to an Amendment to the Declaration of Trust. On December 5, 1995, Watermark's name was changed to Watermark Investors Realty Trust pursuant to an Amendment to the Declaration of Trust. Watermark has elected to be treated as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Watermark has, in the opinion of Watermark's management, qualified for federal taxation as a REIT for each fiscal year subsequent to December 31, 1971. Although not currently active, Watermark's primary business and only industry segment has been investing in equity interests in real estate and related real estate activities. During March 1995, Watermark formed a wholly owned subsidiary, Watermark Texas 1, Inc., a Maryland corporation referred to in this annual report as "Watermark Texas," and contributed to this subsidiary its only significant asset constituting 4.68 acres of unimproved land located on Parker Road in Houston, Harris County, Texas, referred to as the "Parker Road Property."

Item 1A. Risk Factors

     You should carefully consider all of the information including in this annual report, including the matters addressed in "Cautionary Notes Regarding Forward-Looking Statements" beginning on page 1. In addition, you should carefully consider the following risk factors consideration by us, based on the information available to us, to be material to Watermark.

     We have no operating assets or revenues and our continuation as a going concern is dependent upon our ability to raise additional capital from third parties.

     We have no operating assets or revenues and our continuation as a going concern is dependent upon our ability to raise additional capital from third parties. We currently have a note payable to Abbestate Holding, Inc. with an interest rate of 12%. A shareholder owning all of the outstanding shares of Abbestate Holding, Inc. is also a twenty-five percent shareholder of Antapolis N.V., a shareholder of Watermark owning thirty-four percent of our common shares of beneficial interest outstanding as of March 26, 2007. We anticipate that Abbestate Holding will continue to provide us with financial support, however, there can be no assurances that Abbestate Holding will continue to provide this financial support or that we will be successful in raising additional capital from other sources. Further, there can be no assurance, assuming we successfully obtain additional financial support, that we will achieve profitability or positive cash flow.

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

     While we are not aware of any material non-compliance with the Sarbanes-Oxley Act and related laws and regulations, we were formed prior to the enactment of these new corporate governance standards and as a result we did not have all necessary procedures and policies in place at the time of their enactment. Any failure to comply could result in fees, fines, penalties or administrative remedies.

     We have not paid distributions to our shareholders in recent years, and, since our cash flow is not assured, we do not anticipate being able to pay distributions in the future.

     Due to our net operating losses, no distributions were made to our shareholders during the year ended December 31, 2006 and distributions have never been made to our shareholders. Given our lack of business operations and our current financial situation, we do not anticipate being able to pay distributions to our shareholders in the future.

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

     Our portfolio lacks geographic diversity, as we own a single property located in Houston, Texas. This geographic concentration of our investment exposes us to economic downturns in that region. A recession in that area of the state could further adversely affect our ability to generate operating revenues or dispose of the property.

     Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

     We endeavor to maintain comprehensive insurance on the Parker Road Property in amounts sufficient to permit the replacement of the property in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property or properties. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in applicable laws, regulations and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

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

     We have outstanding debt and other liabilities in the aggregate amount of approximately $740,410. In addition, we may incur additional indebtedness in the future. As a result, we are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that interest rates may increase on variable-rate debt and the risk that indebtedness on our properties cannot be refinanced at maturity or that the terms of such refinancing will not be as favorable as the terms of such indebtedness.

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

     David S. Givner, our President and Treasurer and his affiliates beneficially own approximately 11% of our outstanding common shares of the beneficial interest. Accordingly, Mr. Givner is able to exercise significant control over the outcome of substantially all matters required to be submitted to our shareholders for approval, including decisions relating to the election of our board of trustees and the determination of our day-to-day corporate and management policies. Mr. Givner's ownership interest in Watermark may discourage third parties from seeking to acquire control of Watermark which may adversely affect the fair market value of our common shares of beneficial interest.

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

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     As of December 31, 2006, Watermark's only significant asset was its ownership interest in its subsidiary, Watermark Texas, which owns the Parker Road Property. Since 2002, Watermark has sought to sell the Parker Road Property, and currently plans to continue in its efforts to effectuate a sale of the Parker Road Property by Watermark Texas at the first available opportunity. As of December 31, 2006, Watermark was involved in negotiations with a potential purchaser, Bayside Fish Market, a Texas corporation, or Bayside. On January 5, 2007, as reported by Watermark on the Current Report on Form 8-K filed on January 11, 2007, the Board of Directors of Watermark Texas voted to sell the Parker Road Property and Watermark Texas entered into an Agreement of Sale with Bayside for the purchase and sale of the Parker Road Property for a purchase price of $339,500. The proceeds of the sale will be used to pay down Watermark's debts. The sale agreement will be submitted to Watermark for approval as the sole shareholder of Watermark Texas, as well as to the shareholders of Watermark prior to the closing of the sale. The sale agreement is filed with the Current Report on Form 8-K filed on January 11, 2007 and is incorporated herein by reference.

     The anticipated carrying costs associated with the Parker Road property are currently limited to property taxes, insurance and maintenance.

Item 3. Legal Proceedings.

     On or about February 13, 2007, Watermark received notification that a lawsuit entitled Harris County et al v. Watermark Texas 1, Inc. had been filed in the district court, 80th judicial court, Harris County, Texas against Watermark Texas for delinquent ad valorem taxes, plus interest and penalties, owed by Watermark Texas with respect to the Parker Road Property. On February 28, 2007, Watermark agreed to pay to the City of Houston an amount equal to $61,628.95 in settlement of the City's claims. This lawsuit arose from the nonpayment by a previous owner of certain taxes on the Parker Road Property and also resulted from a discrepancy in the acreage of the Parker Road Property actually owned by Watermark Texas. Watermark Texas has historically paid taxes with respect to its ownership of 3.0905 acres of real property, rather than the
4.68 acres of real property owned of record by Watermark Texas.

     As of December 31, 2006, and thereafter through the date of this report, Watermark was not a party, nor was any property or assets of Watermark subject, to any other material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Watermark's common shares of beneficial interest are traded on a sporadic basis. Watermark believes there has been no established independent trading market for its common shares since they were delisted from NASDAQ in 1988. A limited number of common shares are believed to have been traded in privately negotiated transactions.

     No regular dividends on our common shares of beneficial interest were paid in 2006 or 2005. As of March 26, 2007, 542,413 common shares were held by approximately 300 holders of record.

     Watermark does not have any compensation plans in place under which our equity securities are authorized for issuance.

     Watermark has not sold any of its securities during the fiscal years ended December 31, 2006, 2005 or 2004 that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

     The following table sets forth a summary of certain selected financial data of Watermark. This summary should be read in conjunction with the Notes to the Financial Statements beginning on page F-1.

                    (dollars in thousands, except per share)
                        For the Years Ended December 31,
                                   2006      2005     2004       2003     2002

Statement of Operations Data
----------------------------
      Rental Operations, net         $-        $-       $-        $ -       $-
      Real estate sales, net          -         -        -          -        -
             Interest Income          -         -        -          -        -
        Gain on Sale of Land          -         -        -          -        -
         Net earnings (loss)     $(147)     $(69)    $(62)      (123)     (36)
   Earnings (loss) per share     $(.27)    $(.13)   $(.12)     $(.23)   $(.07)
     Distributions per share        $ -        $-       $-         $-      $ -
     Weighted average shares    542,413   542,413  542,413    542,413  542,413
                 outstanding
Balance Sheet Data
------------------
Total assets                         38        14       21         11        5
Shareholders' equity              (702)     (555)    (486)      (423)    (300)
(deficit)
Other Data
----------
Cash flow from:
Operating activities
Investing activities
Financing activities

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Results of Operations
     ---------------------

     Watermark has had no revenues for the three years ended December 31, 2006, 2005 and 2004. Watermark's sole significant asset property consists of the Parker Road Property. In February of 1995, Watermark sold a 4,429 square foot strip of the Parker Road Property to the City of Houston, Texas, for $3,765. Watermark did not have any rental operations in 2004, 2005, or 2006.

     Liquidity and Capital Resources
     -------------------------------

     Management currently plans for its wholly-owned subsidiary, Watermark Texas, to sell the Parker Road Property at the first available opportunity. The anticipated carrying costs associated with the Parker Road Property are currently limited to property taxes, insurance and maintenance. There are no other known material demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in Watermark's liquidity increasing or decreasing in any material way. However, in order to meet corporate expenses and the carrying costs of the Parker Road Property, Watermark will have to generate additional funds, possibly by selling or leasing the Parker Road property. There are no material commitments for capital expenditures.

     The following table sets forth certain information regarding Watermark's significant contractual obligations, including payments due by period, as of December 31, 2006:

 ------------------------------------------------------------------------------
   Contractual Obligations                       Payments due by period
                                Total      Less       1-3    3-5     More than
                                        than 1 year  years   years    5 years
 ------------------------------------------------------------------------------
       Long-Term Debt         $395,000                                $395,000
 ------------------------------------------------------------------------------
  Capital Lease Obligations
 ------------------------------------------------------------------------------
      Operating Leases
 ------------------------------------------------------------------------------
    Purchase Obligations
 ------------------------------------------------------------------------------
 Other Long-Term Liabilities
Reflected on the Registrant's
  Balance Sheet under GAAP
 ------------------------------------------------------------------------------
             Total            $395,000                               $395,000
 ------------------------------------------------------------------------------

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

Item 8. Financial Statements and Supplementary Data.

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     We have not made any changes with respect to our independent registered public accounting firm. There were no disagreements with Farmer, Fuqua, & Huff, P.C., whether resolved or unresolved, on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure that, if not resolved to by Farmer, Fuqua, & Huff, P.C.'s satisfaction, would have caused by Farmer, Fuqua, & Huff, P.C. to make reference to the subject matter of the disagreement in connection with its report for either of the two years ended December 31, 2006 and 2005.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Watermark's principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, Watermark's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Inherent Limitations on Effectiveness of Controls
-------------------------------------------------

     Watermark's management, including its principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

     There have been no changes in our internal controls over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

     None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The business affairs of Watermark are managed by, or under the direction of, the Board of Trustees. The Trustees are responsible for the general investment policies of Watermark and for such general supervision of the business of Watermark conducted by officers, agents, employees, investment advisors or independent contractors of Watermark as may be necessary to insure that such business conforms to the provisions of the Declaration of Trust. Pursuant to Article II, Section 2.1 of the Declaration of Trust, as amended, of Watermark, there shall not be less than two (2), nor more than fifteen (15), Trustees of Watermark. The number of Trustees shall be determined from time to time by resolution of the Trustees and the current number of Trustees is set at three (3). Trustees may succeed themselves in office and are required to be individuals at least 21 years old not under legal disability and at least a majority must be natural persons. Commencing with the 1996 annual meeting of shareholders, the Board of Trustees of Watermark has been divided into three classes, each class consists as nearly as possible of one-third of the Trustees. The term of office of one class of Trustees expires each year. The Trustees of the class elected at each annual meeting of shareholders hold office for a term of three years.

     Board of Trustees
     -----------------

     The current Trustees of Watermark (two of whom are also the executive officers) are listed below, together with their ages, all positions and offices with Watermark and their principal occupations, business experience and directorships with other companies during the last five years or more.

             Name         Age   Principal Occupation, Business Experience,
                                Other Directorships or Trusteeships held

   David S. Givner        62    Mr. Givner has been Trustee, President and
                                Treasurer of Watermark since December 5, 1995, and is also the President/Managing Director of HPI Management, LP. Since 1992, Mr. Givner has been President and Chief Operating Officer of various affiliates of HPI Management, LP.
                                From 1987 until 1992, he was Senior
                                Vice President/Director of Leasing and
                                Consulting Services for Williams Real Estate
                                Company based in New York, New York. Mr.
                                Givner is also the sole shareholder and the President of DAGI Corporation, a Delaware corporation and the general partner of DAGI Limited Partnership, a Delaware limited partnership.

   Simon Mizrachi         57    Mr. Mizrachi has been Trustee of Watermark
                                since December 5, 1995 and is also the
                                President of Midatlantic Agency, Inc. a Florida corporation and financial consulting company.
                                Mr. Mizrachi has served as President of
                                Midatlantic Agency, Inc. since 1992.
                                Mr. Mizrachi and Midatlantic Agency, Inc. are the sole partners of MIZ Investors Associates, a Delaware general partnership. Mr. Mizrachi has been a director and officer of PAZ
                                Securities, Inc., an NASD broker/dealer firm, since 1978. Mr. Mizrachi is an officer with PAK Investors, Inc., Pudgie's Chicken, Inc.,
                                Topaz Securities, Inc., Topaz, Inc.,
                                Cal-Mar, Inc., TMT Hanes, Inc., and TMT
                                Sales, Inc. Mr. Mizrachi is also an officer of various affiliates of MIZ Investors Associates and Midatlantic Agency, Inc.

   Michael S. Verruto     45    Mr. Verruto has been Trustee, Vice President
                                and Secretary of Watermark since
                                December 5, 1995 and is also the
                                Vice President/Managing Director of HPI
                                Management, LP and HPI Capital, Inc.,
                                a Florida corporation that develops
                                real estate. Since January 1990, Mr. Verruto has held various positions with various affiliates of HPI Management, LP, all of which are active in real estate development and management. Mr. Verruto is also the sole shareholder and the President and Treasurer of Fletcher Napolitano
                                Styles and Verruto Holding Company, Inc., a Delaware corporation and the general partner of Fletcher Napolitano Styles and
                                Verruto Family Property Partners, L.P.,
                                a Delaware limited partnership.

Executive Officers
------------------

     Our executive officers are as follows:


          Name           Age                          Position

David S. Givner          62       President and Treasurer of Watermark

Michael S. Verruto       45       Vice President and Secretary of Watermark

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Exchange Act requires our trustees, executive officers and persons who own more than ten percent of our outstanding common shares of beneficial interest, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.


     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports are required, all Section 16(a) filing requirements applicable to our officers, trustees and greater than ten percent beneficial owners have been complied with during the fiscal year ended December 31, 2006.

Code of Ethics
--------------

     Since we are currently inactive and our trustees and officers are not presently conducting ongoing operations for Watermark, we have not adopted a code of ethics.

Shareholder Nominations
-----------------------

     Since we are currently inactive, our board of trustees has no nomination policy with regard to the consideration of any trustee candidates recommended by our shareholders and the board of trustees has not established a formal procedure for our shareholders to follow when recommending a trustee candidate other than submitting nominees to our corporate secretary. During the fiscal year ending December 31, 2006, there were no material changes to the procedures by which shareholders may recommend nominees to our board of trustees.

Identification of the Audit Committee
-------------------------------------

     Since we are currently inactive and have no business operations, our board of trustees has determined that there is no need for us to have a separately-designated  standing audit  committee  established in accordance with
Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.

Audit Committee Financial Expert
--------------------------------

     Since we do not have an audit committee, we do not have a financial expert on any such committee.

Item 11. Executive Compensation.

Compensation Discussion and Analysis
------------------------------------

     Neither our trustees nor our executive officers received salaries or other cash compensation from Watermark for acting in such capacities during the year ended December 31, 2006 or since the year ended December 31, 1996. Based upon the our current financial situation and lack of operations, our board of trustees does not believe any form of compensation will be paid or given in the near future. Since we do not pay any compensation to our executive officers, and have not done so since the year ended December 31, 1996, we do not have any objectives, policies, analyses, or decisions to report with respect to executive compensation. In addition, since we do not pay any compensation to our executive officers and trustees, we do not have any processes or procedures for the consideration and determination of executive and director compensation.

Summary Compensation Table; Grants of Plan-Based Awards; Outstanding Equity
---------------------------------------------------------------------------

Awards, Option Exercises and Stock Vested; Pension Benefits; Nonqualified
-------------------------------------------------------------------------

Deferred Compensation
---------------------

     None of our executive officers have been granted any form of salary, bonus, pension benefits, nonqualified compensation, or any grants of common shares, restricted stock, options to purchase common shares, warrants, rights, stock appreciation rights or any other equity based compensation during the year ended December 31, 2006 or since the year ended December 31, 1996. There are no outstanding equity awards as of December 31, 2006. We have no retirement, annuity or pension plans covering our trustees or officers. Based upon the our current financial situation and lack of operations, our board of trustees does not believe any form of compensation will be paid or given in the near future.

Trustee Compensation
--------------------

     None of our trustees have received salaries or other cash compensation, or any form of equity awards, non-equity awards or deferred compensation from Watermark for acting in such capacities during the year ended December 31, 2006 or since the year ended December 31, 1996. We have no retirement, annuity or pension plans covering our trustees. Based upon our current operations, our board of trustees does not believe compensation will be paid or given in the near future.

Potential Payments Upon Termination or Change-in-Control
--------------------------------------------------------

     There are no contracts, agreements, plans or arrangements, written or oral, that provide payments to a named executive officer at, following, or in connection with any termination of a named executive officer, or a change of control of Watermark, or a change in a named executive officer's responsibilities.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     During 2006, there were no compensation committee interlocks or insider participation. In addition, during 2006, no executive officer of Watermark served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the board of directors.

Compensation Committee Report
-----------------------------

     Since we are currently inactive and have no business operations, our board of trustees has determined that there is no need for us to have a standing compensation committee, and therefore no such committee is in existence. Since we do not have a compensation committee, we do not have any reports submitted by such committee to our shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The table below sets forth, as of March 26, 2007, the number of our common shares of beneficial interest which were owned beneficially by:

o each person who is known by us to beneficially own more than 5% of our common shares of beneficial interest;

o    each trustee and nominee for trustee;

o each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the SEC; and

o    all of our trustees and executive officers as a group.

     Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Watermark Investors Realty Trust, 100 N. Tryon Street, Suite 5500, Charlotte, NC 28202 and its telephone number at that address is (704) 343-9334.

     The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the SEC, other publicly available information or information available to us. Percentage ownership in the following table is based on 542,413 common shares of beneficial interest outstanding as of March 26, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

                                                                   Percentage
                                                                 of Outstanding
                                                  Amount and         Common
Name and Address                             Nature of Beneficial    Shares
of Beneficial Owner                               Ownership         Owned(1)
-------------------------------------------- --------------------- ------------
Fletches Napolitano Styles and Verruto         59,665(2)
Family Property Partners, L.P.(3)                                  11%(2)

MIZ Investors Associates(4)
6971 North Federal Highway, Suite 203
Boca Raton, Florida 33487                      59,665(2)           11%(2)

DAGI Limited Partnership                       59,665(2)           11%(2)

Antapolis N.V.
c/o MeesPierson Trust (Curacao) N.V.
Number 6 Curacao
Netherlands, Antilles                          184,422(2)          34%(2)

David S. Givner, Trustee, President and
Treasurer(5)(6)                                59,665(2)           11%(2)

Simon Mizrachi, Trustee(4)(6)                  59,665(2)           11%(2)

Michael S. Verruto, Trustee, Vice
President and Secretary(3)(6)                  59,665(2)           11%(2)

All executive officers and trustees of
Watermark as a group (3 persons) (6)           178,995(2)          33%(2)

-------------------

1. Based on 542,413 common shares of beneficial interest outstanding as of March 26, 2007.

2. Does not  include  common  shares  owned by others  in a group  that  filed a
Schedule  13D dated  November 10, 1994.  The group  consists  solely of the four entities listed above, which collectively own 363,417 common shares of beneficial interest, or 67% of our common shares issued and outstanding.

3. Through his control of Fletcher Napolitano Styles and Verruto Family Property Partners, L.P., Michael S. Verruto is deemed to be the beneficial owner of 59,665 of our common shares of beneficial interest.

4. Through their control of MIZ Investors Associates, Simon and Joseph Mizrachi are deemed to share beneficial ownership of 59,665 of our common shares of beneficial interest.

5. Through his control of DAGI Limited Partnership, David S. Givner is deemed to be the beneficial owner of 59,665 of our common shares of beneficial interest.

6. None of the common shares of beneficial interest held are pledged as security for indebtedness.

     As of December 31, 2006, Watermark had no compensation plans in place under which Watermark's equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons
---------------------------------

     Since December 5, 1995, HPI Management, LP, a North Carolina limited partnership, has provided administrative and accounting services to Watermark under the supervision of Watermark's executive officers, Messrs. Givner and Verruto, who are also officers HPI Management, LP. HPI Management, LP had not been compensated by Watermark for any services rendered to Watermark until January 2001, when HPI Management, LP began charging Watermark $1,000 per year for administrative and accounting services. Neither Mr. Givner nor Mr. Verruto received any direct or indirect compensation as a result of this transaction.

Review, Approval or Ratification of Transaction with Related Persons
--------------------------------------------------------------------

     Pursuant to our Declaration of Trust, we may not enter into any transaction with our trustees or officers, or their affiliates, or with an advisor to Watermark other than the following:

o    transactions   incidental   to  employment  by  Watermark  or  any  of  our
     subsidiaries on terms consistent with general personnel policies in effect at the time;

o the purchase and sale of our securities on terms generally available to unrelated parties and the exercise of voting and other rights incidental to the ownership of our securities;

o transactions between us and our subsidiaries in which no trustee, officer or their affiliates have any economic interest other than through Watermark or pursuant to their employment with such subsidiary on terms consistent with its general personnel policies in effect at the time;

o any transactions that have been approved or ratified by a majority of our trustees who are not affiliates of any party to the transaction, other than Watermark, and who do not otherwise have an interest in the transaction and to whom the interest or connection of the interested party has been disclosed or is known, and the transaction is found by a majority of disinterested trustees to be fair and reasonable to our shareholders at the time of the approval or ratification of the transaction; and

o the transfer of our assets to a business organization formed by our trustees for the purpose of holding title to those assets and as to which our trustees have no economic interest.

Independent Trustees
--------------------

     None of our trustees are "independent" as such term is defined pursuant rules and regulations of either the SEC, the New York Stock Exchange or the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

     For services rendered to us during or in connection with our years ended December 31, 2006 and 2005, we were billed the following fees by Farmer, Fuqua, & Huff, P.C.:

                                        2006                       2005
                                 --------------------       -------------------

Audit Fees                             $4,250                    $4,250

Audit Related Fees                       $0                        $0

Tax Fees                                $750                      $750

All Other Fees                           $0                        $0

     Audit Fees. Audit fees for 2006 were incurred for professional services rendered in connection with the audit of our consolidated financial statements for the year ended December 31, 2006, and reviews of our interim consolidated financial statements which are included in each of our Quarterly Reports on Form 10-Q for the year ended December 31, 2006. Audit fees for 2005 were incurred for professional services rendered in connection with the audit of our consolidated financial statements for the year ended December 31, 2005, and reviews of our interim consolidated financial statements which are included in each of our Quarterly Reports on Form 10-Q for the year ended December 31, 2005.

     Audit-Related Fees. We incurred no audit-related fees in 2006 or in 2005.

     Tax Fees. Tax fees for 2006 and 2005 were incurred for professional services rendered in connection with the preparation and filing of our federal income tax return.

     All Other Fees.  We incurred no other fees in 2006 or in 2005.

     Since we do not have an audit committee, none of the services described above provided by Farmer, Fuqua, & Huff, P.C. were approved by an audit committee.

Pre-Approval Policies and Procedures
------------------------------------

     Since we do not have an audit committee, there are no audit committee pre-approval policies and procedures in existence.

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) The following documents are included as a separate section and filed as part of this annual report:

     1.   Consolidated Financial Statements:

               Balance Sheets as of December 31, 2006 and 2005.

               Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

               Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004.

               Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

               Notes to Financial Statements.

     2.   Schedules:

               Schedule III - Real Estate Investments and Accumulated Depreciation.

               All other schedules are omitted since they are not required, are not applicable, or the information required is included in the financial statements or the notes thereto.

(b) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.


       Exhibit
        Number      Description

          3.1 Declaration of Trust, as amended (Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 1995).

          3.2       By-laws,  as amended  (Incorporated  by reference to Exhibit
                    3.1 to Registrant's Form 10-K for the year ended December 31, 1995).

          10.1 Agreement of Sale, dated as of January 5, 2007, by and between Watermark Texas 1, Inc., a Maryland corporation, and Bayside Fish Market, a Texas corporation, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Watermark on January 11, 2007.

          21.1      List of Subsidiaries of the Registrant (filed herewith).

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 27th day of March 2007.

                                        WATERMARK INVESTORS REALTY TRUST




                                        By: /s/ David S. Givner
                                           -----------------------------------
                                           David S. Givner
                                           Trustee, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature               Title                                 Date

/s/ David S. Givner      Trustee, President and Treasurer        March 27, 2007
----------------------   (Principal Executive Officer and
                         Principal Financial and Accounting
                         Officer)

/s/ Michael S. Verruto   Trustee, Vice President and Secretary    March 27, 2007
----------------------
Michael S. Verruto

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                            Page

Report of Independent Registered Public Accounting Firm....................F-1

Consolidated Balance Sheets as of December 31, 2006 and 2005...............F-2

Consolidated Statements of Operations for the years ended
    December 31, 2006, 2005 and 2004.......................................F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the
   years end December 31, 2006, 2005 and 2004..............................F-4

Consolidated Statements of Cash Flows for the years ended
    December 31, 2006, 2005 and 2004.......................................F-5

Notes to Consolidated Financial Statements.................................F-6

Schedule III - Real Estate Investments and Accumulated
    Depreciation..........................................................F-11

All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Trustees and Shareholders

Watermark Investors Realty Trust

We have audited the accompanying consolidated balance sheets of Watermark Investors Realty Trust and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of Watermark's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 12 to the consolidated financial statements, the Trust's financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermark Investors Realty Trust and subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Watermark will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, Watermark has no operating assets or revenues, and is dependent upon the financial support of its shareholders. These matters raise substantial doubt about Watermark's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 10. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

As more fully described in Note 2, Watermark Investors Realty Trust was operating under a Plan of Complete Liquidation and Termination until June 30, 1994. The consolidated financial statements include adjustments to reflect assets at their net realizable value as determined by Watermark's management. The ultimate value of the assets will be determined at the time of sale and may differ significantly from the value as determined by Watermark's management.

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

FARMER, FUQUA, & HUFF, P.C.

Plano, Texas
March 16, 2007

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2006 and 2005


                                ASSETS
                                                         2006            2005
                                                         ----            ----
                                                                       Restated
                                                                       (Note12)
                                                                       --------
Real estate                                             $168,588      $168,588
Less allowance for possible losses                      (168,588)     (168,588)
                                                        --------      --------
                                                            ---         ---
Prepaid Expenses                                          25,000         ---
Cash                                                      12,850        13,907
                                                          ------        ------
        Total assets                                     $37,850       $13,907
                                                         =======       =======
           LIABILITIES AND SHAREHOLDERS'
           EQUITY (DEFICIT)
Liabilities
         Note payable - related party                     $395,000    $295,000
         Accounts payable and accrued liabilities          109,802      78,462
         Accounts payable - related party                    2,000       1,030
         Accrued interest payable - related party           13,434     174,549
         Unclaimed dividends                                20,174      20,174
                                                            ------      ------
                  Total liabilities                        740,410     569,215

Shareholders' Equity (Deficit)
         Preferred shares of beneficial interest; $.01
         par value; authorized,                                ---         ---
                  10,000,000 shares; -0- shares issued
                  and outstanding at
                  December 31, 2006 and 2005
         Common shares of beneficial interest; $1.00
         par value; authorized,                           196,235     196,235
                  10,000,000 shares; 542,413 shares
                  issued and outstanding at
                  December 31, 2006 and 2005
         Additional paid-in capital                        44,205      44,205
         Accumulated deficit                             (943,000)   (795,748)
                                                         --------    --------
                  Total shareholders' equity (deficit)   (702,560)   (555,308)
                                                         --------    --------
                  Total liabilities and shareholders'
                  equity (deficit)                        $37,850     $13,907
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2006, 2005 and 2004



                                                 2006        2005         2004
                                                 ----        ----         ----

                                                           Restated    Restated

                                                          (Note 12)   (Note 12)
Revenues                                     $    ---    $    ---     $   ---
                                                 -----       -----        ----
                                                  ---         ---         ---
                                                 -----       -----        ----
Expenses

  Interest - related party                       38,885      33,641      28,757
  Property tax penalties, interest and fees      1,046        2,766       1,001
  Property expenses                              12,140      12,792       5,956
  Legal and professional                         95,181      20,397      26,976
                                                 ------      ------      ------
           Total expenses                       147,252      69,596      62,690
                                                -------      ------      ------

NET LOSS                                     $(147,252)   $(69,596)   $(62,690)
                                             =========    ========    ========
Loss per share                                $ (.27)       $ (.13)     $ (.12)
                                              ======        ======      ======
Distributions per share                        $ ---        $ ---       $ ---
                                               =====        ======      ======
Weighted average shares of beneficial
     interest used in                          542,413      542,413     542,413
     computing loss per share                  =======      =======     =======


        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2006, 2005 and 2004





                                                  Shares of     Additional    Accumulated          Total
                                                 Beneficial        Paid-in      Deficit
                                                   Interest       Capital
Balance at January 1, 2004, as previously          $196,235       $ 44,205     $(609,644)       $(369,204)
                                                   ========       ========     =========        =========
reported
   Prior period adjustment for
   correction of an error
                                                      ---            ---         (53,818)         (53,818)
                                                   --------       --------     ---------        ---------
Balance at January 1, 2004, as restated            $196,235       $ 44,205     $(663,462)       $(423,022)
                                                   ========       ========     =========        =========
   Net loss for the year, as restated                 ---            ---        $(62,690)        $(62,690)
                                                   --------       -------      ---------        ---------
Balance at December 31, 2004                       $196,235       $44,205      $(726,152)       $(485,712)
                                                   ========       ========     =========        =========

   Net loss for the year, as restated                  ---            ---       $(69,596)        $(69,596)
                                                   --------       -------      ---------        ---------

Balance at December 31, 2005                       $196,235       $44,205      $(795,748)       $(555,308)
                                                   ========       ========     =========        =========

   Net loss for the year                              ---            ---       $(147,252)       $(147,252)
                                                   --------       -------      ---------        ---------

Balance at December 31, 2006                       $196,235       $44,205      $(943,000)       $(702,560)
                                                   ========       ========     =========        =========



        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2006, 2005 and 2004


                                                                     2006                2005                 2004
                                                                     ----                ----                 ----
                                                                                        Restated            Restated

                                                                                        (Note 12)          (Note 12)
Cash flows from operating activities
   Net loss                                                         $(147,252)         $ (69,596)          $ (62,690)
      Adjustments to reconcile net loss to net cash used for
      operating activities                                             ---                 ---                ---
      Increase (decrease) in accounts payable and accrued
      liabilities
                                                                      71,195             37,337              28,318
      (Increase) decrease in prepaid assets                          (25,000)              ---                ---
                                                                     -------               ---                ---
   Net cash used for operating activities                           (101,057)           (32,259)            (34,372)
Cash flows from financing activities
   Proceeds from
   loans                                                              100,000             25,000             45,000
                                                                     --------            -------             ------
Net cash provided by financing activities                            $100,000            $25,000             45,000

Increase (decrease) in cash                                            (1,057)            (7,259)            10,628
Cash at beginning of year                                              13,907             21,166             10,538
                                                                     --------            -------            -------
Cash at end of year                                                   $12,850            $13,907            $21,166
                                                                     ========            =======            =======
Supplemental cash flow information
   Cash paid for interest                                            $   ---             $   ---            $   ---
                                                                     --------            -------            -------
   Cash paid for taxes                                               $    ---            $   ---            $   ---
                                                                     --------            -------            -------

        The accompanying notes are an integral part of these statements.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------

     Watermark was originally organized as Ryan Mortgage Investors pursuant to the Texas Real Estate Investment Trust Act under a Declaration of Trust dated October 13, 1971. On March 6, 1984, its name was changed to Arlington Realty Investors pursuant to an Amendment to the Declaration of Trust. On December 5, 1995, Watermark's name was changed to Watermark Investors Realty Trust pursuant to an Amendment to the Declaration of Trust. Watermark has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. Watermark has, in the opinion of its management, qualified for federal taxation as a REIT for each fiscal year subsequent to December 31, 1971. Although not currently active, Watermark's primary business and only industry segment has been investing in equity interests in real estate and related real estate activities. Under Watermark's Declaration of Trust and Bylaws, our Trustees, at their option, may terminate Watermark's status as a REIT for federal income tax purposes.

     During March 1995, Watermark formed a wholly-owned subsidiary, Watermark Texas 1, Inc., a Maryland corporation, and contributed the Parker Road Property, its sole asset, to this subsidiary. Watermark and Watermark Texas are collectively referred to as the "Trust."

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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2006, 2005 and 2004

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

Legal and Other Expenses
------------------------

     Legal and other expenses incurred for 2006, 2005 and 2004 include legal expenses of approximately $82,000, $9,000 and $14,000 respectively.

Income Taxes
------------

     Watermark is qualified as a REIT. To retain its REIT qualification, Watermark must restrict its investments principally to rental properties or notes secured by real estate, and must not realize more than 30% of its gross income from gain on the sale of real estate assets held for less than four years. In addition, Watermark must pay out at least 95% of its taxable income, excluding capital gains, as dividends, provided that Watermark pays tax at corporate rates on capital gains not distributed. No distributions were required in 2006, 2005 or 2004, due to net operating losses.

NOTE 2 - PLAN OF LIQUIDATION AND TERMINATION

     Watermark operated under a Plan of Complete Liquidation and Termination approved by the shareholders in 1985 until June 30, 1994.

NOTE 3 - REAL ESTATE

     At December 31, 2006 and 2005, Watermark's only real estate asset was a parcel of unimproved land consisting of approximately 4.68 acres located on Parker Road in Houston, Harris County, Texas, referred to as the Parker Road Property. During 1992, a provision was made to reduce the Parker Road Property to its estimated net realizable value, which was determined to be zero at December 31, 1992. During March 1995, Watermark formed a wholly owned subsidiary, Watermark Texas 1, Inc., a Maryland corporation, and contributed the Parker Road Property to this subsidiary. At December 31, 2006 and 2005,
Watermark's  only  significant   asset  was  its  ownership   interest  in  such
subsidiary.

NOTE 4 - NOTE PAYABLE

                                                                                         2006              2005
                                                                                         ----              ----
     Note  payable to  Abbestate  Holding,  Inc.  with an interest  rate of 12%,       $395,000          $295,000
uncollateralized,   with  interest  and  principal  due  December  31,  2020.  A       ========          ========
shareholder owning all of the outstanding  shares of Abbestate Holding,  Inc. is also a twenty-five  percent  shareholder  of Antapolis  N.V., a  shareholder  of
Watermark owning thirty-four percent of our common shares of beneficial interest outstanding as of March 26, 2007.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2006, 2005 and 2004



NOTE 5 - FEDERAL INCOME TAXES

     No federal income taxes have been provided for financial statement purposes because, as a REIT with no operating income, Watermark has no tax liability. At December 31, 2006 net operating loss carryforwards of approximately $982,000 were available for tax purposes which, if not utilized, will expire at various dates through 2025. Any deferred tax asset that would be associated with the net operating loss carryforward has been reduced to $-0- due to recurring net losses, no factors indicating that the trend of net losses will reverse and the fact that if the trend did reverse, the net income from a REIT is not taxable as long as specific REIT requirements have been met.

NOTE 6 - RELATED PARTY TRANSACTIONS

     HPI Management, LP, a North Carolina limited partnership, provides administrative and accounting services to Watermark under supervision of Watermark's officers (two of whom are also officers of HPI Management, LP). HPI Management, LP was not compensated by Watermark for any services rendered to Watermark until January 2001, when HPI Management, LP began charging Watermark $1,000 per year for administrative and accounting services. This amount has been accrued and is shown on the face of the balance sheet as A/P- related party.

NOTE 7 - FINANCIAL INSTRUMENTS

     The estimated fair values of Watermark's financial instruments at December 31, 2006 and 2005 follow:



                                                2006                             2005
                                                ----                             ----
                                     Carrying            Fair        Carrying                Fair
                                       Amount           value          Amount               value
                                       ------           -----          ------               -----
Cash                                  $12,850         $12,850         $13,907             $13,907
Note payable-related party            395,000         395,000         295,000             295,000

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

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2006, 2005 and 2004

NOTE 9 - QUARTERLY DATA (UNAUDITED)

The table below reflects the Watermark's selected quarterly information for the years ended December 31, 2006 and 2005.

                                                                     Year ended December 31, 2006
                                                    ---------------------------------------------------------------
                                                        First           Second           Third          Fourth
                                                       Quarter          Quarter         Quarter        Quarter
                                                       -------          -------         -------        -------
Revenue                                             $    ---           $   ---         $   ---        $    ---
Operating expenses                                      14,455          25,154          15,438          92,205

Net (loss) attributable to Common shares               (14,455)        (25,154)        (15,438)        (92,205)

Earnings (loss) per share:
  Net (loss) applicable to Common shares                (.03)            (.05)           (.03)          (.16)


                                                                     Year ended December 31, 2005
                                                    ---------------------------------------------------------------
                                                        First           Second           Third          Fourth
                                                       Quarter          Quarter         Quarter        Quarter
                                                       -------          -------         -------        Restated
                                                                                                       --------
Revenue                                                $   ---         $   ---         $   ---        $   ---
Operating expenses                                      12,392          16,275          20,519          20,410

Net (loss) attributable to Common shares               (12,392)        (16,275)        (20,519)        (20,410)

Earnings (loss) per share:
  Net (loss) applicable to Common shares                (.02)            (.03)           (.04)          (.04)


NOTE 10 - GOING CONCERN

     Watermark has no operating assets or revenues. Its continuation as a going concern is dependent upon Watermark's ability to raise additional capital from its shareholders or from third parties. The shareholders are anticipated to continue to provide such financial support to Watermark. However, there can be no assurances that the shareholders will continue to provide such support or that Watermark will be successful in raising additional capital from other sources. Further, there can be no assurance, assuming Watermark successfully obtains such support, that Watermark will achieve profitability or positive cash flow.

NOTE 11 - SUBSEQUENT EVENT

     On January 5, 2007, the Trust entered into an agreement of sale to sell the Parker Road Property for a sales price of $339,500. The property has a net book value of $0. The sale is contingent on obtaining the consent of all the shareholders. If the consent of the shareholders is not obtained within 120 days of the date of the agreement, the sale of the property shall not occur and the agreement will terminate.

                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2006, 2005 and 2004

NOTE 12 - PRIOR PERIOD ADJUSTMENT FOR CORRECTION OF ERROR

     On or about February 13, 2007, Watermark received notification of a lawsuit filed against the Trust by the city of Houston, Texas to collect delinquent property taxes, penalties, interest, and other costs and fees totaling approximately $ 61,630 relating to 1.59 acres of the Parker Road Property for tax years 1990 to 2005. The claim by the city arose from the Trust being unaware that the Parker Road Property was taxed in two parcels - one for 1.59 acres relating to the claim and one for 3.0905 acres on which Watermark had paid taxes up to 2004. On or about February 21, 2007, Watermark became aware that the 2005 property taxes on the 3.0905 acres of the Parker Road Property had not been paid or accrued totaling approximately $4,250 including penalties and interest. Watermark settled the suit with the city on February 28, 2007 with a payment of approximately $61,630 and the 2005 taxes with penalties and interest of approximately $4,250 were paid on February 21, 2007.

As result of the above errors due to accounting oversights, Watermark has restated its 2005 consolidated audited balance sheet and its related consolidated statements of operations shareholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004.

The effect on specific amounts presented on the consolidated balance sheet at December 31, 2005 is as follows:

                                                      Restated       Before Restatement
                                                      --------       ------------------
Accounts payable and accrued liabilities               $78,462                  $14,923

Accumulated deficit                                   $795,748                 $732,209

     The effect of the restatement on the consolidated statements of operations for the years ended December 31, 2005 and 2004 is as follows:


                                      2005            2005          2005          2004           2004          2004

                                      Before                                      Before

                                    Restatement      Adjustment     Restated     Restatement    Adjustment     Restated
                                    -----------      ----------     --------     -----------    ----------     --------
Revenues                                  $---            $---         $---           $---           $---         $---
Expenses
Interest - related party                33,641             ---       33,641         28,757            ---       28,757



Property expenses                        8,392           4,400       12,792          4,402          1,554        5,956
Property tax penalties,                    ---           2,766        2,766            ---          1,001        1,001
interest and fees
Legal and professional                  20,397             ---       20,397         26,976            ---       26,976
                                     ---------         -------     --------       --------        -------     --------
Total expenses                          62,430           7,166       69,596         60,135          2,555       62,690
                                     ---------         -------     --------       --------        -------     --------
Net loss                             $ (62,430)        $(7,166)    $(69,596)      $(60,135)       $(2,555)    $(62,690)
                                     =========         =======     ========       ========        =======     ========
Loss per share                            (.12)           (.01)        (.13)          (.11)          (.01)        (.12)
                                          ====            ====         ====           ====           ====         ====

                                                                    SCHEDULE III


                 WATERMARK INVESTORS REALTY TRUST AND SUBSIDIARY
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                        December 31, 2006, 2005 and 2004

       Description          Initial        Cost        Gross Amount    Valuation     Accumulated      Date     Depreciable
       -----------          Cost to     Capitalized      at which      Allowance    Depreciation    Acquired   Life (years)
                           Watermark    Subsequent      Carried at     ---------    ------------    -------    -----------
                           ---------        to         December 31,
                                        Acquisition        2006
                                        ----------     -----------

 Undeveloped                $168,588        $0           $168,588      $(168,588)         ---       Various        ---
 land Houston, TX           ========        ==           ========      =========    ============    =======     ==========


     A summary of activity in real estate and accumulated depreciation for the three years in the period ended December 31, 2006 is as follows:

REAL ESTATE                                                   2006               2005              2004
-----------                                                   ----               ----              ----
Balance at beginning of year                              $168,588           $168,588          $168,588
Sales                                                          ---                ---               ---
Foreclosure additions                                          ---                ---               ---
Improvements                                                   ---                ---               ---
                                                          --------           --------          --------
Balance at end of year                                    $168,588           $168,588          $168,588
                                                          ========           ========          ========
ACCUMULATED DEPRECIATION
------------------------
Balance at beginning of year                              $    ---           $    ---          $    ---
Sales                                                          ---                ---               ---
Depreciation                                                   ---                ---               ---
                                                          --------           --------          --------
Balance at end of year                                    $    ---           $    ---          $    ---
                                                          ========           ========          ========

                                  EXHIBIT INDEX

Exhibit No                        Description

21.1           List of Subsidiaries of the Registrant.

31.1 Certification of the Principal Executive Officer of Watermark Investors Realty Trust, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002).

31.2 Certification of the Principal Financial Officer of Watermark Investors Realty Trust pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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