Form 10-Q
period 2007-03-31
WATERMARK INVESTORS REALTY TRUST
filed 2007-05-04
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2007

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
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)
              100 N. Tryon Street, Suite 5500, Charlotte, NC 28202
                    (Address of principal executive offices)
                                   (Zip Code)
                                  (704)343-9334
              (Registrant's telephone number, including area code)


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

     As of May 4, 2007, there were outstanding 542,413 shares of beneficial interest of the registrant.

                        WATERMARK INVESTORS REALTY TRUST

                                TABLE OF CONTENTS

                                                                                                  Page
                                     Part I

Item 1.  Financial Statements.......................................................................1
Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.....6
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................6
Item 4.  Controls and Procedures....................................................................7

                            Part II

Item 1.  Legal Proceedings .........................................................................8
Item 1A  Risk Factors ..............................................................................8
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............................11
Item 3.  Defaults Upon Senior Securities ..........................................................11
Item 4.  Submission of Matters to a Vote of Security Holders ......................................11
Item 5.  Other Information ........................................................................11
Item 6.  Exhibits .................................................................................11

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

                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                2007                2006
                                        ----------------------------------------

     Revenues                                  $   ---             $   ---
                                        ----------------------------------------

     Property expense                          $   541             $   ---
     Professional fees                          22,321               5,726
     Interest expense                           13,208               8,729
     Total expense                              36,070              14,455
                                        ----------------------------------------

     Net earnings (loss)                     $ (36,070)          $ (14,455)
                                        ========================================

     Earnings (loss) per share of
     beneficial interest                      $ (.07)             $ (.03)
                                        ========================================
     Shares of beneficial interest used
     in computing per share amounts            542,413             542,413
                                        ========================================


The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,       DECEMBER 31,
                                                                       2007             2006
                                                            ----------------------------------------------
                                                                     (Unaudited)
 ASSETS
          Real estate                                                $168,588         $168,588
          Less allowance for                                        (168,588)         (168,588)
          estimated losses
          Cash                                                         ---             12,850
          Prepaid expenses                                            25,000           25,000
                                                            ----------------------------------------------
 TOTAL ASSETS                                                        $ 25,000         $ 37,850
                                                            ==============================================

 LIABILITIES AND SHAREHOLDERS' DEFICIT
 LIABILITIES
          Bank overdraft                                              $ 391             $ ---
          Note payable-related party                                 495,000           395,000
          Accounts payable and accrued liabilities                    19,423           109,802
          Accounts payable - related party                            2,000             2,000
          Accrued interest payable - related party                   226,642           213,434
          Unclaimed dividends                                         20,174           20,174
                                                            ----------------------------------------------
                                                                     763,630           740,410
                                                            ----------------------------------------------
 SHAREHOLDERS' DEFICIT
          Common shares of beneficial interest, $1.00 par
 value, authorized 10,000,000 shares with 542,413
 issued and outstanding                                              196,235         196,235

          Additional paid-in capital                                  44,205           44,205
          Accumulated deficit                                       (979,070)         (943,000)
                                                            ----------------------------------------------
                                                                    (738,630)         (702,560)
                                                            ----------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $ 25,000          $37,850
                                                            ==============================================



The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                        2007                         2006
                                                               -----------------------------------------------------
                                                                                   (unaudited)
 Cash flow from operating activities:                                $ (36,070)                $ (14,455)
     Net earnings (loss)
 Adjustment to reconcile net cash
 provided by (used in) operating activities
          Net change in bank overdraft                                     391                       ---
          Net change in accounts payable and accrued
          liabilities                                                  (77,171)                    8,229
                                                               -----------------------------------------------------

 Net cash used in operations                                          (112,850)                   (6,226)
                                                               -----------------------------------------------------
 Cash flow from financing activities:
          Proceeds from notes payable, related party                  100,000                       ---
                                                               -----------------------------------------------------
 Net cash provided by financing activities                            100,000                       ---
 Increase (decrease) in cash                                          (12,850)                   (6,226)
 Cash
          At beginning of period                                       12,850                    13,907
                                                               -----------------------------------------------------
          At end of period                                              ---                     $ 7,681
                                                               =====================================================




The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2007

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. For further information refer to the financial statements and footnotes thereto included as Item 14 to the Annual Report on Form 10-K for Watermark Investors Realty Trust ("Watermark") for the year ended December 31, 2006.

             CAUTIONARY NOTES REGARDING FORWARD LOOKING INFORMATION

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

Except for our ongoing obligations to disclose certain information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Watermark had no revenues for the three months ended March 31, 2007 or 2006. Watermark did not have any rental operations for the three months ended March 31 2007 or 2006.

Liquidity and Capital Resources
-------------------------------

     Watermark's only significant asset as of March 31, 2007 is its ownership interest in its subsidiary, Watermark Texas 1, Inc., a Maryland corporation, which owns a parcel of unimproved land consisting of approximately 4.68 acres located on Parker Road in Houston, Harris County, Texas, known as the "Parker Road Property." Since 2002, the Board of Directors of Watermark has sought to sell the Parker Road Property and currently plans to continue in its efforts to effectuate a sale of the Parker Road Property by Watermark Texas 1, Inc. at the first available opportunity. As of December 31, 2006, Watermark was involved in negotiations with a potential purchaser, Bayside Fish Market, a Texas corporation, or Bayside. On January 5, 2007, as reported by Watermark on the Current Report on Form 8-K filed on January 11, 2007, the Board of Directors of Watermark Texas voted to sell the Parker Road Property and Watermark Texas entered into an Agreement of Sale with Bayside for the purchase and sale of the Parker Road Property for a purchase price of $339,500. The proceeds of the sale will be used to pay down Watermark's debts. The sale agreement will be submitted to Watermark for approval as the sole shareholder of Watermark Texas, as well as to the shareholders of Watermark prior to the closing of the sale. If shareholder approval is not obtained by May 5, 2007, the sale agreement will terminate and be of no further force or effect. The sale agreement is filed with the Current Report on Form 8-K filed on January 11, 2007 and is incorporated herein by reference.

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

     As of March 31, 2007, existing liabilities exceeded available cash by $763,630.

Balance Sheet Changes.
----------------------

     Assets decreased by $12,850 for the quarter. Accrued liabilities decreased by $90,379 for the quarter. Accrued interest increased by $13,208 for the quarter.

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

Inherent Limitations on Effectiveness of Controls
-------------------------------------------------

     Watermark's management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

     As of March 31, 2007, and thereafter through the date of this report, Watermark was not a party, nor was any property or assets of Watermark subject, to any other material pending legal proceedings. To Watermark's knowledge, there are no material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our properties or assets is subject.

ITEM 1A. RISK FACTORS

     You should carefully consider all of the information including in this quarterly report, including the matters addressed in "Cautionary Notes Regarding Forward-Looking Statements" beginning on page 5. In addition, you should carefully consider the following risk factors consideration by us, based on the information available to us, to be material to Watermark.

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

     We have outstanding debt and other liabilities in the aggregate amount of approximately $763,630. In addition, we may incur additional indebtedness in the future. As a result, we are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that interest rates may increase on variable-rate debt and the risk that indebtedness on our properties cannot be refinanced at maturity or that the terms of such refinancing will not be as favorable as the terms of such indebtedness.

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

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 4th day of May, 2007.

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


          Signature                                  Title                                       Date

/s/ David S. Givner                     Trustee, President and Treasurer                     May 4, 2007
----------------------                  (Principal Executive Officer and
David S. Givner                         Principal Financial and Accounting
                                        Officer)

/s/ Michael S. Verruto                  Trustee, Vice President and Secretary                May 4, 2007
----------------------
Michael S. Verruto

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