Form 10-Q
period 2007-06-30
WATERMARK INVESTORS REALTY TRUST
filed 2007-08-03
CIK 85942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  June 30, 2007

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

     As of August 3, 2007, there were outstanding 542,413 shares of beneficial interest of the registrant.

                        WATERMARK INVESTORS REALTY TRUST

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                  Part I

Item 1.     Financial Statements...............................................1
Item 2.     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations..........................................6
Item 3.     Quantitative and Qualitative Disclosures about Market Risk.........6
Item 4.     Controls and Procedures............................................7

                                  Part II

Item 1.     Legal Proceedings .................................................8
Item 1A.    Risk Factors ......................................................8
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......11
Item 3.     Defaults Upon Senior Securities ..................................11
Item 4.     Submission of Matters to a Vote of Security Holders ..............11
Item 5.     Other Information ................................................11
Item 6.     Exhibits .........................................................11

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


                        WATERMARK INVESTORS REALTY TRUST

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                             2007            2006             2007            2006
                                        ------------------------------------------------------------------
Revenues                                       0                0               0               0
                                        ------------------------------------------------------------------

Property expense                            $1,880          $1,696           $2,421          $1,696
Professional fees                           17,005          14,197           39,326          19,923
Interest expense                            15,492           9,261           28,700          17,990

                                        ------------------------------------------------------------------
Total expense                               34,377          25,154           70,447          39,609
                                        ------------------------------------------------------------------
Net earnings (loss)                      $ (34,377)      $ (25,154)       $ (70,447)      $ (39,609)
                                        ==================================================================

Earnings (loss) per share of                $ (.06)         $ (.05)          $ (.13)         $ (.07)
beneficial interest
                                        ==================================================================
Shares of beneficial interest used in      542,413         542,413          542,413         542,413
computing per share amounts
                                        ==================================================================

The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,            DECEMBER 31,
                                                          2007                  2006
                                                 ----------------------------------------------
                                                         (Unaudited)
 ASSETS
         Real estate                                    $168,588              $168,588
         Less allowance for                            (168,588)              (168,588)
           estimated losses
         Cash                                             725                  12,850

         Prepaid Expense                                 25,000                25,000
 TOTAL ASSETS                                           $ 25,725              $ 37,850
                                                 ==============================================

 LIABILITIES AND SHAREHOLDERS' DEFICIT
 LIABILITIES
         Note payable-related party                     $520,000              $395,000
         Accrued liabilities                             14,423                109,802
         Accounts payable - related party                2,000                  2,000
         Accrued interest payable - related             242,134                213,434
 party
         Unclaimed dividends                             20,174                20,174
                                                 ----------------------------------------------
                                                        798,731                740,410
                                                 ----------------------------------------------
 SHAREHOLDERS' DEFICIT
 Common shares of beneficial interest, $1.00 par
 value, authorized 10,000,000 shares with                196,235               196,235
 542,413 issued and outstanding
         Additional paid-in capital                      44,205                44,205
         Accumulated deficit                          (1,013,446)             (943,000)
                                                 ----------------------------------------------
                                                       (773,006)              (702,560)
                                                 ----------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $ 25,725              $ 37,850
                                                 ==============================================




The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                           2007                    2006
                                                    -------------------------------------------
                                                                   (unaudited)
 Cash flow from operating activities:
     Net earnings (loss)                                $ (70,447)           $ (39,609)
 Adjustment to reconcile net cash
 provided by (used in) operating activities
         Net change in accounts payable and accrued      (66,678)              42,490
 liabilities
                                                    -------------------------------------------

 Net cash provided by (used in) operations              (137,125)              2,881
                                                    -------------------------------------------
 Cash flow from financing activities:
         Proceeds from notes payable, related party      125,000                ---
                                                    -------------------------------------------
 Net cash provided by financing activities               125,000                ---
 Increase (decrease) in cash                             (12,125)              2,881
 Cash
         At beginning of period                           12,850               13,907
                                                    -------------------------------------------
         At end of period                                 $ 725               $ 16,788
                                                    ===========================================




The accompanying notes are an integral part of these financial statements.

                        WATERMARK INVESTORS REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2007

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Watermark had no revenues for the six months ended June 30, 2007 or 2006. Watermark did not have any rental operations for the six months ended June 30, 2007 or 2006.

Liquidity and Capital Resources
-------------------------------

     Watermark's only significant asset as of June 30, 2007 is its ownership interest in its subsidiary, Watermark Texas 1, Inc., a Maryland corporation, which owns a parcel of unimproved land consisting of approximately 4.68 acres located on Parker Road in Houston, Harris County, Texas, known as the "Parker Road Property." Since 2002, the Board of Directors of Watermark has sought to sell the Parker Road Property and currently plans to continue in its efforts to effectuate a sale of the Parker Road Property by Watermark Texas 1, Inc. at the first available opportunity. As of December 31, 2006, Watermark was involved in negotiations with a potential purchaser, Bayside Fish Market, a Texas corporation, or Bayside. On January 5, 2007, as reported by Watermark on the Current Report on Form 8-K filed on January 11, 2007, the Board of Directors of Watermark Texas voted to sell the Parker Road Property and Watermark Texas entered into an Agreement of Sale with Bayside for the purchase and sale of the Parker Road Property for a purchase price of $339,500. The proceeds of the sale were to be used to pay down Watermark's debts. On May 5, 2007, the sale agreement was terminated pursuant to its terms and is of no further force or effect. The sale agreement is filed with the Current Report on Form 8-K filed on January 11, 2007 and is incorporated herein by reference.

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

     As of June 30, 2007, existing liabilities exceeded available cash by $798,006.

Balance Sheet Changes.
----------------------

     Assets increased by $1,116 for the quarter. Accrued liabilities decreased by $5,000 for the quarter. Accrued interest increased by $15,492 for the quarter.

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

     As of June 30, 2007, and thereafter through the date of this report, Watermark was not a party, nor was any property or assets of Watermark subject, to any other material pending legal proceedings. To Watermark's knowledge, there are no material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our properties or assets is subject.

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

     We have no operating assets or revenues and our continuation as a going concern is dependent upon our ability to raise additional capital from third parties. We currently have a note payable to Abbestate Holding, Inc. with an interest rate of 12%. A shareholder owning all of the outstanding shares of Abbestate Holding, Inc. is also a twenty-five percent shareholder of Antapolis N.V., a shareholder of Watermark owning thirty-four percent of our common shares of beneficial interest outstanding as of August 3, 2007. We anticipate that Abbestate Holding will continue to provide us with financial support, however, there can be no assurances that Abbestate Holding will continue to provide this financial support or that we will be successful in raising additional capital from other sources. Further, there can be no assurance, assuming we successfully obtain additional financial support, that we will achieve profitability or positive cash flow.

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


     Due to our net operating losses, no distributions were made to our shareholders during the year ended December 31, 2006 or during the six months ended June 30, 2007, and distributions have never been made to our shareholders. Given our lack of business operations and our current financial situation, we do not anticipate being able to pay distributions to our shareholders in the future.


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


     We have outstanding debt and other liabilities in the aggregate amount of approximately $798,006. In addition, we may incur additional indebtedness in the future. As a result, we are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that interest rates may increase on variable-rate debt and the risk that indebtedness on our properties cannot be refinanced at maturity or that the terms of such refinancing will not be as favorable as the terms of such indebtedness.


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

                        WATERMARK INVESTORS REALTY TRUST

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 3rd day of August, 2007.

                                         WATERMARK INVESTORS REALTY TRUST




                                         By: /s/ David S. Givner
                                             --------------------------------
                                             David S. Givner
                                             Trustee, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        Signature                    Title                            Date

/s/ David S. Givner       Trustee, President and Treasurer        August 3, 2007
----------------------
David S. Givner           (Principal Executive Officer and
                          Principal Financial and Accounting
                          Officer)

/s/ Michael S. Verruto    Trustee, Vice President and Secretary   August 3, 2007
----------------------
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